Form 10-K
period 2020-02-01
TAILORED BRANDS INC
filed 2020-04-08
CIK 884217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

f
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16097

TAILORED BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	47-4908760 (IRS Employer Identification Number)
6380 Rogerdale Road Houston, Texas (Address of Principal Executive Offices)	77072-1624 (Zip Code)

(281) 776-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TLRD	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ⌧.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of shares of common stock on the New York Stock Exchange on August 3, 2019, was approximately $230.8 million.

The number of shares of common stock of the registrant outstanding on March 20, 2020 was 48,573,132.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Notice and Proxy Statement for the Annual Meeting of	Part III: Items 10, 11, 12, 13 and 14
Shareholders scheduled to be held June 26, 2020

FORM 10-K REPORT INDEX

Unless the context otherwise requires, references in this report to “Company,” “we,” “us,” and “our” refer to Tailored Brands, Inc. and its subsidiaries. References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. The periods presented in our financial statements are the fiscal years ended February 1, 2020 (“fiscal 2019”), February 2, 2019 (“fiscal 2018”), and February 3, 2018 (“fiscal 2017”). Each of these periods had 52 weeks except for fiscal 2017, which consisted of 53 weeks.

Forward-Looking and Cautionary Statements

Certain statements made in this Annual Report on Form 10-K or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, closings, remodels, refreshes, relocations and expansions, capital expenditures, potential acquisitions or divestitures, synergies from acquisitions, business strategies, demand for our retail clothing or rental products, economic conditions, market trends in the retail business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

Any forward-looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: actions or inactions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key employees; success, or lack thereof, in formulating or executing our internal strategies and operating plans including new store and new market expansion plans; cost reduction initiatives and revenue enhancement strategies; store rationalization plans; changes to our capital allocation policy; changes in demand for our clothing or rental products; market trends in the retail or rental business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including polished casual and custom clothing; performance issues with key suppliers; disruptions in our supply chain; severe weather; public health crises, including the recent coronavirus outbreak; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches; legal proceedings and the impact of climate change.

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

PART I

ITEM 1.  BUSINESS

General

We are a leading omni-channel specialty retailer of menswear, including suits, formalwear and a broad selection of polished and business casual offerings. We help our customers look and feel their best by delivering personalized products and services through our convenient network of over 1,400 stores in the United States (“U.S.”) and Canada as well as our branded e-commerce websites at www.menswearhouse.com and www.josbank.com.  Our brands include Men’s Wearhouse, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.

Recent Strategic Changes

We believe structural and strategic changes are necessary to compete in the changing and challenging retail environment.  Our goal is to transform the Company with a focus on being anchored in and obsessed with the customer, by:  (1) investing for long-term and sustainable value creation, (2) focused execution that allows us to continue to generate cash and meet our financial commitments, (3) using data and analysis to guide decisions, and (4) moving with an urgency that reflects our conviction and confidence in our ability to own the customers’ loyalty and advocacy.  To that end, during fiscal 2019 and the first quarter of fiscal 2020, we announced the following significant actions in support of our transformation:

●	On January 16, 2020, we entered into an agreement with WHP Global to sell the Joseph Abboud trademarks for a total of $115.0 million in cash consideration. The transaction closed on March 4, 2020 and upon closing, we entered into a license agreement with WHP Global granting the Company the exclusive right and license to sell and rent Joseph Abboud branded apparel and related merchandise in the U.S. and Canada.

●	On December 11, 2019, we announced the creation of a new Chief Customer Officer role providing common leadership for our Men’s Wearhouse, Jos. A. Bank and Moores brands, and we eliminated the brand president position for these brands. Carrie Ask, then brand president of Men’s Wearhouse and Moores, was appointed as Chief Customer Officer. We believe this new structure heightens our focus and ability to unlock value across our brand portfolio and will enable us to show up for our customers in more effective and efficient ways.

●	On September 11, 2019, after extensive review, we announced an update to the Company’s capital allocation strategy. Effective in the fourth quarter of fiscal 2019, our quarterly cash dividend was suspended and redeployed for accelerated debt reduction and opportunistic share repurchases. Suspending the quarterly cash dividend of $0.18 per share is expected to make available approximately $36.5 million of cash on an annualized basis.
●	On August 16, 2019, we completed the sale of MWUK Limited, our UK corporate apparel operations conducted by Dimensions, Alexandra, and Yaffy to Project Dart Bidco Limited, pursuant to a Share Purchase Agreement entered into on that same date. In addition, we also completed the sale of Twin Hill Acquisition Company, Inc. (“Twin Hill”), to TH Holding Company, pursuant to a Stock Purchase Agreement entered into on August 16, 2019. The aggregate consideration for all of the outstanding equity of MWUK Limited and Twin Hill (collectively, the “corporate apparel business”) was approximately $62 million, subject to certain working capital adjustments. After consideration of working capital adjustments and other related items, we received $49.3 million in cash during 2019 and approximately $6.0 million will be received in the first quarter of fiscal 2020.

We determined that the sale of the corporate apparel business represented a strategic shift that will have a major effect on our results of operations and, as a result, we have presented the disposal as discontinued operations in our financial statements.  Unless noted otherwise, discussion in this Annual Report on Form 10-K pertains to our continuing operations.

In addition, as a result of this change in our organizational structure, we reassessed our segment reporting presentation.  We determined that the results from our four retail brands:  Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, K&G and Moores represent separate operating segments that should continue to be aggregated into a reportable segment and, as a result, we have only one reportable segment.

Overview

We offer our products and services through our retail brands—Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and K&G in the United States and Moores in Canada—and through the internet at www.menswearhouse.com and www.josbank.com. Men’s Wearhouse, Moores and K&G each operate as a house of brands carrying a wide selection of exclusive and non-exclusive merchandise brands. Jos. A. Bank is a branded house where substantially all merchandise is sold under the exclusive Jos. A. Bank label.

As of February 1, 2020, we operated 1,450 stores in the U.S. and Canada. We also own and operate a factory located in New Bedford, Massachusetts that manufactures quality U.S. made tailored clothing consisting of designer suits (including custom suits), tuxedos, sport coats and slacks.

Men’s Wearhouse, Men’s Wearhouse and Tux and Moores

Men’s Wearhouse and Moores target the male consumer (18 to 65 years old) by providing superior, personalized customer service and offering a broad selection of exclusive and non-exclusive merchandise brands at regular and sale prices that we believe are competitive with specialty retailers and traditional department stores. Our merchandise includes suits, suit separates, sport coats, slacks, formalwear, polished casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern, slim and ultra-slim fits and in a wide range of sizes including a selection of “Big and Tall” product.

Although basic styles comprise our core offerings, each season’s merchandise reflects current fit, fabric style and color trends. The inventory mix at our Men’s Wearhouse and Moores stores primarily consists of business, formalwear and polished casual merchandise designed to meet the demand of our customers. Based on our experience, we believe that our assortment styling, breadth, quality and price, coupled with our in-store service, provide us with an advantage over our competitors with our target customer.

During fiscal 2016, we introduced a new collection of custom apparel consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized according to a customer’s selection from a variety of attribute-value combinations. From fiscal 2017 through fiscal 2019, we experienced significant growth in sales for custom clothing.  See “Business Strategy” for additional information on our custom clothing business and other strategic initiatives for 2020 and beyond.

We also offer a full selection of special occasion offerings including tuxedo and suit rental product (collectively, “rental product”). We believe our rental product broadens our customer base by drawing first-time and younger customers into our stores.  We also offer our customers the opportunity to purchase suits for special occasions instead of renting product.  Regardless of whether our customer chooses to purchase or rent, we believe we are well-positioned to meet our customers’ special occasion needs.

At February 1, 2020, we operated 716 Men’s Wearhouse retail apparel stores in 50 states and the District of Columbia. These stores offer a full selection of retail merchandise and rental product. Men’s Wearhouse stores are primarily located in regional strip and specialty retail shopping centers or in freestanding buildings that enable our customers to park near the entrance of the store as we believe that men prefer direct and easy store access.

At February 1, 2020, we also operated another 44 stores in 20 states branded as Men’s Wearhouse and Tux. These stores are referred to as “rental stores” and offer a full selection of rental product and a limited selection of retail merchandise, and are located primarily in regional malls and lifestyle centers.  Over the last five years, we have closed over 110 Men’s Wearhouse and Tux stores, consistent with our strategy to serve special occasion customers primarily through our Men’s Wearhouse stores.

At February 1, 2020, we operated 126 Moores retail apparel stores in 10 Canadian provinces. Moores stores are primarily located in regional strip and specialty retail shopping centers and offer a full selection of retail merchandise and rental product.

Jos. A. Bank

Jos. A. Bank targets the male consumer (25 to 65 years old) emphasizing superior, personalized customer service and offering high quality business, formalwear and business casual merchandise, substantially all of which is Jos. A. Bank branded product featuring our Reserve, Traveler and 1905 labels. Jos. A. Bank merchandise consists of suits, suit separates, sport coats, slacks, formalwear, business casual, denim, sportswear, outerwear, dress shirts, shoes and accessories in classic, modern, slim and ultra-slim fits and in a wide range of sizes including a selection of “Big and Tall” product.  Although the target gender and age of the Jos. A. Bank customer are similar to Men’s Wearhouse, we believe the Jos. A. Bank customer and the Men’s Wearhouse customer are differentiated by their style preferences.

Our merchandising strategy is focused on classic styling with attention to detail in quality materials and workmanship. Based on our experience, we believe that our assortment styling, breadth, quality and price coupled with our in-store service, provides us with an advantage over our competitors with our target customer.

During fiscal 2016, we introduced custom apparel at Jos. A. Bank consisting of suits, sport coats, slacks, shirts, tuxedos and vests, which are personalized according to a customer’s selection from a variety of attribute-value combinations.  Similar to Men’s Wearhouse and Moores, we experienced significant growth in sales for custom clothing in fiscal 2017 through fiscal 2019.  See “Business Strategy” for additional information on our custom clothing business and other strategic initiatives for 2020 and beyond.

We also offer a full selection of special occasion rental product at Jos. A. Bank and believe our rental product offering provides the opportunity to broaden our customer base by drawing first-time and younger customers into our stores.  As is the case at Men’s Wearhouse, we believe Jos. A. Bank is well-positioned to meet its customers’ special occasion needs, through retail clothing offerings, rental product or custom offerings.

At February 1, 2020, we operated 474 Jos. A. Bank retail apparel stores in 42 states and the District of Columbia. Jos. A. Bank stores are primarily located in specialty retail centers. In addition, as of February 1, 2020, there are 14 franchise stores.

K&G

K&G stores offer a value-oriented superstore approach that we believe appeals to the more price-sensitive customer in the apparel market. K&G offers apparel and accessories comparable in quality to that of value-oriented department stores, at prices we believe are typically up to 60% below the regular prices charged by traditional department stores. K&G’s merchandising strategy emphasizes broad assortments across all major categories of both men’s and women’s career and casual apparel in a wide range of sizes including “Big and Tall” and “Women’s plus sizes” as well as tailored clothing, dress furnishings, sportswear, accessories, shoes and children’s apparel. This merchandise selection, which includes exclusive and non-exclusive merchandise brands, positions K&G to attract a wide range of customers in each of its markets.

At February 1, 2020, we operated 89 K&G stores in 27 states, 85 of which offer women’s career apparel, sportswear, accessories, shoes and children’s apparel. K&G stores are “destination” stores located primarily in second generation strip shopping centers that are easily accessible from major highways and thoroughfares.

Business Strategy

To fulfill our mission of helping men feel and look their best, we believe we need to:

●	Offer personalized products and services;
●	Provide inspiring and seamless experiences in and across every channel; and
●	Tell the stories of our brands in the digital channels where our customers are increasingly spending their time.

Offer Personalized Products and Services

In 2019, our custom clothing business increased to $276 million, or approximately 12% of retail clothing product net sales, compared to over $220 million in fiscal 2018.  Our custom clothing offerings are available at all Men’s Wearhouse, Jos. A. Bank and Moores locations with two initial price points: an entry-level offering and a premium offering.

Our focus for the custom business has been on three key aspects that we believe are crucial to the customer: speed, selection and service.  We believe we have significant competitive advantages in these areas because we have:  (1) supply chain advantages with our owned factory that manufactures our premium custom clothing in the U.S. and strong relationships and scale advantages with foreign manufacturers for our entry level custom clothing, (2) a wide assortment of custom suit fabrics to create high-quality and unique products for our customers and (3) a convenient U.S. and Canada store footprint staffed by expert wardrobe consultants and tailors.

Further expanding our offerings of personalized products and services, in 2019, we announced partnerships with the National Football League and National Hockey League that enable us to offer fans the ability to customize their suits and sport coats with linings depicting their favorite team(s).

Delivering personalized products and services extends beyond our custom clothing offerings.  Given the continuing trend in casualization of workplace and special occasion attire, we have accelerated and plan to continue to accelerate the evolution of our assortments to a mix that better reflects the way men dress for moments that matter. For example, in 2020,  we plan to expand our polished casual assortments with outfit completers to build head-to-toe looks for our customers, including spring sweaters and layering pieces, as well as grow our denim, casual fashion chino and performance pants business.

Provide Inspiring and Seamless Experiences In and Across Every Channel

We want our customers to be able to shop whenever, wherever and however they choose, and to have inspiring and seamless experiences in and across every channel.

Our convenient U.S. and Canada store footprint continues to be a significant asset, yet we believe that the location, look, feel and functioning of our stores has not kept up with the evolving customer’s expectations.  As a result, we intend to make select investments in our store fleet to improve the customer experience.  For example, through the end of 2018, we installed 580 custom clothing fixtures across the Men’s Wearhouse, Jos. A. Bank and Moores stores to provide a better custom suit buying experience.  In 2019, we tested the impact of enhanced fixtures, in-store graphics and product presentation across our store fleet and are in the process of rolling out elements of these items to certain stores.  In 2020, we are testing the next-generation of store design with a new more modernized version of Men’s Wearhouse, featuring an open concept floorplan with less merchandise on the floor, distinct merchandising zones for polished casual and tailored clothing, an elevated rental and custom experience, a new shirt wall and cutting-edge technology to enable the sales process.

We continue to invest in initiatives that support our omni-channel strategies. In recent years, the Company has implemented ‘virtualized inventory’ that enables our customers to order items through our websites when not available at the store. We also ship online purchases from our stores to further enhance our customer’s online shopping experience and reduce delivery times.  In addition, we offer a guided shopping experience called “Look Finder” that provides customers with product recommendations.  In 2019, we focused on growing our e-commerce sales through a combination of traffic gains, feature enhancements and elevated merchandising and we saw accelerating growth throughout the year.  We plan to build on that success in 2020 with continued focus on improving the customer experience, elevating the assortment and leveraging marketing to drive more visitors to our sites. In addition, we believe we have the potential to significantly increase our online penetration, which is well below the general apparel industry.

Beyond our store and e-commerce channels, we believe that marketing is an important element of the omni-channel experience. In recent years, we began evolving our marketing mix, dedicating a greater share of our marketing mix to digital channels to target a broader customer segment.  We believe this advertising strategy is the most effective means of both attracting potential new customers as well as reinforcing the positive attributes of our various brands with our existing customer base.  In 2019, we continued to shift our marketing mix away from traditional broadcast television and into broad-reach digital channels that are more relevant, more easily personalized, and whose performance is more easily measured.

Telling the Stories of our Brands Primarily Through Digital Channels

Historically, our advertising strategy was primarily focused on promotional messaging using channels such as television, email, digital (including social media), mobile and direct mail.  We believe that our target customers increasingly want to do business with brands that stand for more than just price.

We expect to deploy marketing strategies to tell the stories of our brands with a focus on our offerings and customer service. This approach focuses on our in-store experience to promote a more engaged, personalized shopping experience that features our wardrobe consultants who help men create their personal style.  We intend to build customer loyalty by gaining a greater understanding of our customer’s needs, helping him meet those needs, and giving him confidence in the way he looks. In addition, we expect to strengthen our company reputation for social responsibility and grow brand affinity through various initiatives including merchandise donations and social cause campaigns that resonate with our target customers.

Customer Service and Loyalty

Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores sales teams are trained as consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. Wardrobe consultants are encouraged to offer guidance to the customer at each stage of the decision-making process, making every effort to earn the customer’s confidence and to create a professional relationship that will continue beyond the initial visit.

K&G stores are designed to allow customers to select and purchase apparel by themselves. For example, each merchandise category is clearly marked and organized by size, and suits are specifically tagged as a means of further assisting customers to easily select their styles and sizes. K&G employees are also available to assist customers with merchandise selection, including correct sizing.

Substantially all of our retail apparel stores offer tailoring services to facilitate timely alterations at a reasonable cost to customers. In addition, we utilize our regional tailor shops, which receive merchandise from stores, to perform tailoring services and return the merchandise to the store for customer pickup.

We offer our “Perfect Fit” loyalty program to our Men’s Wearhouse, Men’s Wearhouse and Tux and Moores customers and our “Bank Account” loyalty program for Jos. A. Bank customers.  Under these loyalty programs, customers receive points for purchases. Points are generally equivalent to dollars spent on a one-for-one basis. Upon reaching 500 points, customers are issued a $50 rewards certificate that they may use to make purchases at our stores or online. All customers who register for our loyalty programs are eligible to participate and earn points for purchases. We believe that the loyalty programs facilitate our ability to cultivate long-term relationships with our customers.

Purchasing and Distribution

For the Men’s Wearhouse, Jos. A. Bank and Moores brands and, to a lesser extent, our K&G brand, our vertical direct sourcing model with third-party manufacturers covers design, product development, manufacturing, testing, quality control, and all necessary logistics required to get merchandise from the factory to the sales floor. We purchase merchandise and rental product from a broad base of manufacturers and do not believe that the loss of any manufacturer would cause a significant negative impact to us. We have no material long-term merchandise manufacturing contracts and typically transact business on a purchase order-by-purchase order basis either directly with manufacturers and fabric mills or with trading companies. We have developed long term and reliable relationships with most of our direct manufacturers and fabric mills, which we believe provides stability, quality and price leverage. Furthermore, we work with trading companies that support our relationships with manufacturers for our direct-sourced merchandise and contract agent offices that provide administrative functions on our behalf. The agent offices provide all quality control inspections and ensure that our operating procedures manuals are adhered to by our manufacturers.

We are committed to corporate social responsibility and have long supported the work of international agencies and organizations that seek to implement internationally recognized standards for labor practices.  We have developed and implemented a Supplier Code of Conduct that sets forth the compliance requirements that all suppliers must agree to in order to do business with us. Our risk management department oversees our factory compliance efforts, and we also use the services of an outside audit company to conduct regular audits of factories we use.  We strive to work collaboratively with factories to positively influence them to embed compliance into their daily operations.  We also maintain standards and guidelines to prevent human trafficking and slavery, and our managers with direct responsibility for supply chain management have attended training, particularly with respect to mitigating these risks within the supply chain.  For additional information regarding our commitment to improving factory working conditions, please review our latest Sustainability Report, which is available on our website at ir.tailoredbrands.com/responsibility.

For fiscal 2019, approximately 66% of direct sourced merchandise for our retail brands was from Asia (18% from China) while 13% was sourced in the U.S. (primarily from our U.S. factory), 7% was sourced in Mexico and 14% was sourced in other regions.  By comparison, in fiscal 2018, approximately 72% of direct sourced merchandise was from Asia (23% from China) while 9% was sourced in Mexico, 8% was sourced in the U.S. (primarily from our U.S. factory) and 11% was sourced in other regions.  Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

We use a regional distribution center approach to leverage the geographic locations of our main distribution centers in Texas and Maryland, as well as the facilities described below.  Merchandise received into these regional distribution centers is either placed in back-stock or allocated to a store for shipping. In the majority of our larger markets, we also have separate hub distribution facilities or space within certain stores used as redistribution facilities for their respective areas. Merchandise for Moores is distributed to the stores from our distribution center in Cambridge, Ontario. The majority of merchandise for our K&G stores is direct shipped by suppliers to the stores with the remainder of K&G merchandise being managed via a third-party logistics firm.

Our rental product is located in six distribution facilities: our Houston, Texas distribution center and five additional distribution facilities located in the U.S. (four) and Canada (one). The five additional distribution facilities also receive limited quantities of retail product, primarily formalwear accessories, that is sold in our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores stores.

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

Competition

We compete against a broad spectrum of men’s clothing retailers and rental product providers. Our primary competitors include traditional department stores, other specialty men’s clothing stores, online retailers, online formalwear rental providers, off-price retailers, manufacturer-owned and independently-owned outlet stores, independently-owned formalwear rental stores, and all of their respective e-commerce channels. We believe that the principal competitive factors in the men’s apparel market are merchandise assortment, quality, value, garment fit, merchandise presentation, store location, seamless omni-channel experience and customer service, including on-site tailoring.

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

Trademarks and Service Marks

We are the owner in the U.S. and selected other countries of the numerous trademarks and service marks we use including, without limitation, MEN’S WEARHOUSE, MW MEN’S WEARHOUSE (and design) and JOS. A. BANK, and of U.S. and foreign registrations for such marks.  Our rights in the MEN’S WEARHOUSE, JOS. A. BANK and other marks and their respective variations are a significant part of our business, as the marks have become well known through our use of the marks in connection with our retail and formalwear rental services and products (both in store and online) and our advertising campaigns.  We are also the owner of various other trademarks and service marks, and corresponding trademark registrations in the U.S., Canada and abroad under which our stores operate or which are used to label the products we sell or rent. We intend to maintain and protect our marks and the related registrations.

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

Employees

At February 1, 2020, we had approximately 19,300 employees, consisting of approximately 17,600 in the U.S. and 1,700 in Canada, of which approximately 13,700 were full-time employees. Seasonality affects the number of part-time employees as well as the number of hours worked by full-time and part-time employees.

At February 1, 2020, approximately 650 of our employees at the factory located in New Bedford, Massachusetts are members of Unite Here, a New England based labor union. Our most recent collective bargaining agreement covering these employees expires in April 2022.

Also, approximately 180 employees working in the Jos. A. Bank Hampstead, Maryland tailoring overflow shop and distribution centers are represented by the Mid-Atlantic Regional Joint Board, Local 806. The current union contract is scheduled to expire in February 2023.   Lastly, approximately 90 Jos. A. Bank sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United.  The current union contract is scheduled to expire in April 2020.

We believe our relationship with our union and non-union employees is good and we have no reason to believe that we will experience any interruption in our business upon the expiration of these collective bargaining agreements.  At Tailored Brands, we strive every day to create a safe and inclusive workplace and work to create a culture that fosters the needs of our diverse employee family.

Sustainability

We recognize that our business operations rely heavily on people and impact the communities around us and our planet.  We are committed to social responsibility and environmental stewardship throughout the Company and endeavor to provide an inclusive workspace where everyone is treated with respect, nurture the communities in which we operate and be good citizens of our planet.  Our latest Sustainability Report is available on our website at ir.tailoredbrands.com/responsibility.

Available Information

Men’s Wearhouse began operations in 1973 as a partnership and was incorporated as Men’s Wearhouse under the laws of Texas in May 1974. Effective January 31, 2016, Tailored Brands became the successor reporting company to Men’s Wearhouse, pursuant to a holding company reorganization. Our principal corporate and executive offices are located at 6380 Rogerdale Road, Houston, Texas 77072-1624 (telephone number 281-776-7000) and at 6100 Stevenson Blvd., Fremont, California 94538-2490 (telephone number 510-657-9821), respectively.

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

Our business will be adversely affected by the recent coronavirus outbreak.

Overview

The U.S. and other countries are experiencing a major global health pandemic related to the outbreak of the novel coronavirus (“COVID-19”), which has adversely impacted, and will continue to adversely impact, our operations in a number of ways, including supply chain disruptions, reduced traffic to our stores, cancellations of large gatherings such as proms and weddings, temporary store closures and disruptions to our employees working at our stores, distribution centers and offices.  More generally, our business depends on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence.  COVID-19 has significantly impacted economic conditions.  For example, during March 2020, the U.S. economy experienced an unprecedented increase in the number of people seeking jobless benefits and global financial markets experienced significant declines.  These and other effects make it more challenging for management to estimate future performance of our business, particularly over the near-to-medium term. While we cannot reasonably estimate the impact of COVID-19 on our financial position, results of operations and cash flows, we do expect such impact to be significantly negative.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that we are not aware of currently.  Our business could be materially adversely affected by the following factors, categorized by the primary nature of the associated risk, related to COVID-19:

Operational Impacts

●	Our rental product business is dependent upon special occasions with large gatherings of people, including proms and weddings. Beginning in early March 2020, we experienced and continue to experience a significant decrease in store traffic and comparable sales as well as cancellations of high school proms and other events. Our rental product business is a material source of our overall profitability and the cancellations/postponement of such events, particularly with regards to proms which are unlikely to be rescheduled, will negatively impact our results of operations.
●	On March 17, 2020, we announced the temporary closure of our retail locations in the U.S. and Canada starting March 17, 2020 through March 28, 2020. On March 19, 2020, we announced the closure of our e-commerce fulfillment centers starting March 20, 2020 through March 28, 2020.

On March 26, 2020, we extended the temporary closing of our retail stores until at least May 4, 2020.  In conjunction with our decision to extend the temporary closure of our stores, we have also furloughed all of our U.S. store employees as well as a significant portion of employees in our U.S. distribution network and offices, and we implemented the temporary layoff of all Canadian store employees and a significant portion of Canadian employees in our Canadian distribution network and offices.  It is not possible to predict the duration of these temporary store closings, or to anticipate consumers’ willingness to visit our stores and employees’ willingness to staff our stores when they reopen.  As a result of our temporary store closures, we may incur impairments to certain long-lived assets in our stores, goodwill and our Jos. A. Bank tradename, which could have a material adverse impact on our results of operations.  In addition, social distancing measures or changes in consumer spending behaviors may continue to impact our stores after they resume normal operations and such actions could materially impact our results of operations.

Furthermore, in light of our store closures, we have taken certain actions with respect to some or all of our existing leases, including engaging with landlords to discuss rent reductions and/or rent deferrals, or discontinuing payment.  We expect to continue to explore and take these and similar actions, which may subject us to legal, reputational and financial risks.

On March 31, 2020, we announced that, after instituting enhanced social distancing and sanitation protocols that meet or exceed those recommended by the Centers for Disease Control and Prevention (“CDC”), our e-commerce fulfillment centers were reopened.  We will continue to monitor this ongoing situation, relying on recommendations from the CDC, the World Health Organization (“WHO”) and government officials to regularly evaluate the renewed operations at our e-commerce fulfillment centers and determine when currently closed stores will reopen.

●	Many of our vendors produce their products or source component parts of their products from areas affected by the virus and subject to factory closures or operational reductions and quarantines. As a result, we may experience disruptions in timely acquiring the merchandise we sell or rent to our customers. These disruptions and any future factory closures, reductions in factory operations or government imposed travel restrictions or quarantines could have a material adverse effect on our business, financial condition and results of operations.
●	In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test and evaluate our internal control over financial reporting. As a result of our decision to furlough a significant portion of our employees across the organization, it may become difficult for individuals to perform their control duties, which may increase the potential for error in our financial statements. In addition, we may need to consider the implementation of new controls or modification of existing controls in order to complete our financial reporting process and prepare our financial statements on a timely basis. If we conclude in future periods that our internal control over financial reporting is not effective, it could result in lost investor confidence in the accuracy, reliability and completeness of our financial statements. Any such events could have a material adverse effect on our stock price and/or our ability to access capital resources in the financial markets.

Liquidity and Indebtedness Impacts

We have typically funded our operating costs, working capital requirements, repayment of our indebtedness and capital expenditures primarily with cash flow from operating activities as well as availability under our ABL Facility.  As reflected in our consolidated financial statements, as of February 1, 2020, we had $14.4 million of cash and cash equivalents, working capital of $206.4 million and long-term debt totaling $1.1 billion.   In addition, as of February 1, 2020, $50.0 million of borrowings were outstanding under our ABL Facility and letters of credit totaling approximately $26.6 million were also issued and outstanding.

On March 16, 2020, we drew down $260.0 million under the ABL Facility. In addition, after assessing the remaining availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on March 19, 2020 and on March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.  We note these borrowings under the ABL Facility are proactive measures in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19.  In addition, we are taking other measures to increase liquidity by eliminating or deferring most of our discretionary spending. For example, we are significantly reducing inventory purchases, capital expenditures, advertising spend and store and other general and administrative costs, including furloughing a significant portion of our employees and salary reductions. We are also engaging landlords to discuss possible rent reductions and/or rent deferrals. We cannot provide assurances that these measures will be successful, that our plans will not change or that circumstances will not change with regards to our ability to eliminate or defer discretionary spending.

Our indebtedness contains customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Specifically, our ABL Facility requires us to comply with a financial maintenance covenant under certain circumstances.  As a result of our $310.0 million in ABL borrowings during March 2020, the likelihood that this financial maintenance covenant may be triggered has increased and continued deterioration in operating results or other adverse factors could result in our being unable to comply with this financial maintenance covenant.  If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the ABL Facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under the Credit Facilities could proceed against the collateral securing that indebtedness.  An acceleration of the indebtedness under our Credit Facilities would cause a cross default under the indenture governing our Senior Notes.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.  If the effects of the COVID-19 pandemic are protracted and we are unable to increase liquidity and/or effectively address our debt position, we may be forced to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.  This could result in a complete loss of shareholder value.

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

Our success depends, in part, on our ability to meet the changing style preferences and shopping expectations of our customers and manage merchandise lead times.

Our success is dependent in part upon our ability to meet evolving customer expectations and gauge the tastes of our customers, and to provide merchandise that satisfies customer demand in a timely manner. As some of our businesses are seasonal, we must purchase and carry a significant amount of inventory prior to peak selling seasons.

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

We believe our overall product mix makes our business less vulnerable to changes in merchandise trends than many fashion-forward and specialty apparel retailers; however, our sales and profitability depend upon our continued ability to effectively manage a variety of competitive challenges, including:

●	anticipating and quickly responding to changing trends and consumer demands including the ongoing casualization of workplace attire;
●	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;
●	developing innovative, high-quality new products and/or product and brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes, including custom clothing;
●	competitively pricing our products and providing superior service and value to our customers;
●	countering the promotional or other pricing activities of our competitors; and
●	providing effective and efficient marketing support.

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

We are continuously assessing opportunities to improve store productivity and develop new store concepts and complementary products and services related to our retail and rental businesses, including product innovations and exclusive offerings. We may expend both capital and management resources on such business opportunities, which may or may not be successful. Additionally, any new concept is subject to certain risks, including customer acceptance, competition, product differentiation and the ability to obtain suitable sites. There can be no assurance that we will be able to develop and grow new concepts, including product innovations and exclusive offerings, to a point where they will become profitable or generate positive cash flow.

Our investments in omni-channel initiatives may not deliver the results we anticipate.

One of our strategic priorities is to further develop an omni-channel shopping experience for our customers to provide inspiring and seamless experiences in and across every channel including our store and e-commerce channels. These initiatives involve significant investments in information technology systems. If the implementation of our omni-channel initiatives is not successful, or we do not realize the return on our omni-channel investments that we anticipate, our operating results would be adversely affected.

We face challenges in managing our store fleet, including limited new store growth potential.

Our growth is dependent, in large part, on our ability to successfully manage our store fleet, including new stores, expansion or remodeling of existing stores, closure of underperforming stores and other investments in our store fleet.  We may continue opening new stores to increase our sales volume and profitability; however, we believe that our ability to increase the number of new stores in the U.S. and Canada may be limited. Therefore, we may be limited in our ability to increase our sales volume and profitability by increasing the number of our stores.

In addition, our ability to manage our store fleet will depend on our ability to obtain suitable locations, negotiate acceptable lease terms, achieve sufficient levels of cash flow to support investments in our store fleet, hire qualified employees and open and operate new stores on a timely and profitable basis. Further, the results achieved by our existing stores may not be indicative of the performance or market acceptance of stores in other locations and the opening of new stores in existing markets may adversely affect sales and/or profitability of established stores in those same markets.

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

Divestitures are similarly subject to a variety of risks, including risks associated with difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, liabilities for activities of the divested business before the transaction, including litigation claims and disputes and the need to provide transition services to a divested business, which may result in the diversion of management resources and focus, and potential impairment charges.

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

Our performance is subject to changes in U.S., Canadian, and global economic and political conditions, particularly their impact on the level of consumer discretionary spending and consumer confidence. Some of the factors that may influence consumer spending include high levels of unemployment, increases in the cost of non-discretionary consumer goods, increases in consumer debt levels and applicable interest rates, political and regulatory uncertainty, uncertainties regarding future economic prospects or a decline in consumer confidence or credit availability. Consumer confidence may also be adversely affected by national and international security concerns such as war, terrorism, public health events or natural disasters (or the threat of any of these).  In addition, our reliance on certain external partners leaves us subject to certain risks should one or more of these external partners encounter financial distress, become insolvent or are otherwise unable to perform.

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

Our success over the long-term depends in large part on our ability to generate profitable sales.  For example, if sales at Men’s Wearhouse decrease for a sustained period of time (as was the case in fiscal 2019), the effect on our consolidated financial results would be more significant than if sales were to decrease at any of our other brands. We believe that a variety of factors affect our sales and comparable sales results including, but not limited to: consumer confidence and the level of consumer discretionary spending; changes in economic conditions and consumer disposable income; spending patterns and debt levels; government shutdowns; consumer credit availability; weather conditions; the timing of certain holiday seasons; the number and timing of new store openings; changes in the popularity of a retail center; the timing and level of promotional pricing or markdowns; store closings, refreshes, relocations and remodels; changes in fashion trends (including casualization of workplace attire and custom clothing) and our merchandise mix or other competitive factors. Comparable sales fluctuations may impact our ability to leverage our fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

Our business is subject to seasonality.

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

We rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise.  As such, we depend on the overall effective management of our distribution center operations including adherence to shipping schedules and proper functioning of our information technology and inventory control systems.  Events such as disruptions in operations due to fire or other catastrophic events, government shutdowns, delays in customs clearances, software malfunctions, employee matters or shipping problems may result in delays in the delivery of merchandise to our stores or directly to customers.  For example, on March 19, 2020, in light of evolving government and citizen response to COVID-19, we announced the closure of our e-commerce fulfillment centers starting March 20, 2020 through at least March 28, 2020, which resulted in the disruption of and delayed deliveries to customers.  In addition, given our proximity to the Texas gulf coast, it is possible that a hurricane or tropical storm could damage the Houston, Texas distribution center, result in extended power outages or flood roadways into and around the distribution center, any of which would disrupt or delay deliveries to the Houston distribution center and to our stores.

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

As a result of our Canadian operations and our sourcing of merchandise and rental product from manufacturers located outside of the U.S., we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors that are beyond our control. Such factors that could harm our financial condition and results of operations include, among other things:

●	political instability, civil strife or insurrection, or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;
●	recessions in foreign economies;
●	infrastructure deficiencies, logistic and other challenges in managing our foreign operations;
●	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the U.S. from certain countries or regions;
●	obligations associated with being an importer of record, including monitoring and complying with all corresponding legal requirements;
●	imposition of new or higher duties, taxes, tariffs, quotas or other charges on imports;
●	delays in shipping due to port security considerations, labor disputes or other restrictions;
●	supply chain disruptions as a result of climate change;
●	issues relating to compliance with domestic or international labor standards which may result in adverse publicity;
●	volatile global economic, market or political environments;
●	public health crises, such as the recent outbreak of COVID-19;
●	volatile shipping availability, fuel supplies and related costs;
●	the fluctuation in the value of the U.S. dollar relative to the local currencies used by our manufacturers; and
●	increased difficulty in protecting our intellectual property rights in foreign jurisdictions.

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

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, catastrophic events, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, labor disputes, governmental regulations, economic climate, public health crises and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor, including federal and state minimum wage rates, could have a material adverse effect on our business, financial condition and results of operations.

The increase in the costs of wool and other raw materials significant to the manufacture of apparel and the costs of manufacturing could materially affect our results of operations to the extent they cannot be mitigated through price increases and relocation to lower cost sources of supply or other cost reductions.

We source our products globally, therefore, we may be impacted by tariffs primarily with respect to certain products imported from foreign countries.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade risks, including the imposition of tariffs.  In recent years, the U.S. has imposed significant tariffs on certain goods imported from China and expressed a willingness to impose further tariffs on additional goods imported from China and other countries. Although we believe the impact of tariffs enacted to date was immaterial to our fiscal 2019 results, given the unpredictability of the imposition of future tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact of current or future tariffs on our ongoing operations and results is uncertain and could be significant, and we can provide no assurance that any strategies we implement to address the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Any significant interruption in delivery of raw materials could cause interruptions that may delay the manufacture of our products.

The principal raw material used to manufacture our products is fabric. We do not have any long-term agreements in place with fabric suppliers; therefore, there can be no assurance that any of such suppliers will continue to do business with us in the future. If a particular mill were to experience a delay due to fire or natural disaster and become unable to meet our supply needs, it could take a period of up to several months for us to arrange for and receive an alternate supply of such fabric. In addition, import and export delays caused, for example, by an extended strike at the port of entry, could prevent third-party manufacturers as well as our U.S. tailored clothing factory from receiving fabric or other raw materials shipped by suppliers. Therefore, if there is an unexpected loss of a supplier of fabric or other raw materials or a long interruption in shipments from any fabric or other raw material supplier, including delays related to public health crises (such as COVID-19), our business, financial condition and results of operations may be materially adversely affected.

Labor union disputes could impact our business.

Should a labor dispute arise at any one of our union work sites, anywhere along our supply chain, or at any shopping center where we have a store, we could experience shortages in product to sell in our stores or other operational disruptions.

Risks Associated with Our Information Technology Systems

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems to operate as anticipated, reliance on third-party technologies, the lack of available expertise for legacy systems, network and software providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

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

We are focused on safeguarding and protecting personal and business information, and we devote significant resources to maintain and regularly update our systems and processes including providing employee awareness training around cyber risks and security breaches.  However, while we have implemented measures reasonably designed to detect and prevent security breaches and cyber incidents, our systems or our third-party service providers’ systems may still be vulnerable to privacy and security incidents including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events.  The occurrence of any security breach involving the misappropriation, loss or other unauthorized disclosure of information about us or our customers, whether by us or by one of our third-party service providers, could, among other things:

●	cause damage to our reputation;
●	allow competitors access to our proprietary business information;
●	subject us to liability for a failure to safeguard customer data;
●	subject us to financial and legal risks, including regulatory action or litigation;
●	impact our ability to process credit card transactions; and
●	require significant capital and operating expenditures to investigate and remediate the breach.

Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes.  For example, the California Consumer Protection Act (“CCPA”), which became effective on January 1, 2020, imposes significant new requirements on how we collect, process and transfer personal data.  If we or our employees fail to comply with existing or future laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.  In addition, the CCPA may restrict our ability to use personal California user and subscriber information in connection with our various products, services and operations, which could adversely affect our business, financial condition and results of operations.

Other Risks Affecting Our Business

Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

We may be negatively impacted by competition.

The men’s retail industry in which we operate is highly competitive with numerous participants. We compete with traditional department stores, other specialty men’s clothing stores, online retailers, online formalwear rental providers, off-price retailers, manufacturer-owned and independently-owned outlet stores, independently-owned formalwear rental stores, as well as their respective e-commerce channels. In addition, some of our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores, which results in competition for favorable site locations and lease terms in these shopping malls and retail centers. Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain key employees.

Our success depends upon the personal efforts and abilities of our management team and other key employees, including our customer facing employees.  In 2019, we experienced a number of significant leadership changes including appointing a new Chief Executive Officer, the departures of our Brand President of Jos. A. Bank and our Chief Human Resources Officer and the creation of a new Chief Customer Officer role providing common leadership for our retail brands.  Although we believe we have a strong team with significant industry expertise, we face intense competition in hiring and retaining these employees and the extended loss of the services of key people could have a material adverse effect on our business, financial condition and results of operations.  In addition, our business is subject to employment laws and regulations, including minimum wage requirements, overtime pay, sick pay, paid time off and healthcare benefits.  The implementation of potential regulatory changes relating to these items, among other things, could result in increased labor costs to our business and negatively impact our operating results.

If we are unable to retain and motivate our current employees and attract talented new employees, our business, financial condition and results of operations could be adversely affected.

The occurrence of an event that impacts our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity and customer service. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our company as a whole, our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. In addition, if our reputation is negatively affected by the actions of our employees or otherwise, our business, financial condition and results of operations could be adversely affected.  Failure to comply with local laws and regulations, to maintain an effective system of internal controls and provide accurate and timely financial statement information, or to prevent security breaches could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional time and resources to rebuild our reputation.

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

In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, or weather catastrophes, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, floods, wildfires, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, public health crises or a weather catastrophe could severely and adversely affect our offices, distribution centers, or our entire supply chain.

Certain provisions of our certificate of formation and our amended and restated bylaws, Texas law, and our short-term shareholder rights plan could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

Our certificate of formation, amended and restated bylaws and the laws in the State of Texas contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Texas law also imposes restrictions on mergers and other business combinations between us and any holder of 20% or more of our outstanding common stock. In March 2020, the Board of Directors adopted a short-term shareholder rights plan, which may cause substantial dilution to a person or group that attempts to acquire control of the Company on terms not approved by our Board of Directors.

We believe that these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the Company may be considered beneficial by some shareholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our shareholders.

Our business could be adversely impacted as a result of actions by activist shareholders or others.

We value constructive input from investors and regularly engages in dialogue with our shareholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our shareholders will be successful, and we may be subject to formal or informal actions or requests from shareholders or others. Responding to such actions could be costly and time-consuming, divert attention of management and employees, and may have an adverse effect on our business, results of operations and cash flow and the market price of our common stock.

Fluctuations in exchange rates may cause us to experience currency exchange losses.

We are subject to exposure from fluctuations in U.S. dollar/Canadian dollar (“CAD”) exchange rates as a result of our direct sourcing programs and our operations in Canada.  Moores, our Canadian subsidiary, conducts most of its business in CAD but purchases a significant portion of its merchandise in U.S. dollars. Historically, the exchange rate between CAD and U.S. dollars has fluctuated. A decline in the value of the CAD as compared to the U.S. dollar may adversely impact our Canadian operations as the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets as expressed in U.S. dollars may decline. We utilize foreign currency hedging contracts related to our merchandise purchases to limit exposure to changes in U.S. dollar/CAD exchange rates; however, these hedging activities may not adequately protect our Canadian operations from exchange rate risk.

Compliance with ever-changing legal, regulatory and corporate governance requirements and standards for accounting could result in increased administrative expenses or litigation and could adversely impact our business, results of operations and reported financial results.

Our policies, procedures and internal controls are designed to help us comply with all applicable laws, regulations, accounting and reporting requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Affordable Care Act, the payment card industry (PCI), the Public Company Accounting Oversight Board, the SEC and the NYSE. In addition, our business is subject to laws, rules and regulations promulgated by international, national, state and local authorities, including laws, rules and regulations relating to privacy, use of consumer information, credit cards and advertising. All of these laws, rules and regulations and their interpretation are subject to change and often their application may be unclear. As a result, from time to time, we are subject to inquiries, investigations, and/or litigation, including class action lawsuits, and administrative actions related to compliance with these laws, rules and regulations.

Shareholder activism, the current political environment, financial reform legislation and instances of government intervention and regulatory reform has led, and may continue to lead, to substantial new regulations and compliance obligations. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, or privacy,  among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance.

Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, financial condition or results of operations.

Legislative or regulatory initiatives related to climate change concerns may negatively affect our business.

Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business.  There is also increased focus, including by investors, customers, and other stakeholders on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, financial position and cash flows.

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

For example, in 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) significantly changed how the U.S. taxes corporations.  In the future, the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered. Any new interpretations or guidance on the Tax Reform Act could have a material impact on our results of operations, financial position and cash flows.

Changes to accounting standards and estimates could materially impact our results of operations, financial position and cash flows.

Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, goodwill and intangible assets, leases and income taxes, are complex, continually evolving and involve subjective judgments. For example, recently adopted authoritative guidance for lease accounting resulted in a significant increase in our assets and liabilities given we have a considerable number of operating leases. These and other future changes in accounting rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations, financial position and cash flows.

We could incur losses due to impairment on long-lived assets, goodwill and intangible assets.

Under generally accepted accounting principles, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred.  In the future, significant negative industry or general economic trends (including the impact of COVID-19), unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations or a significant sustained decline in the market price of our common stock may result in additional impairments to our goodwill, intangible assets and other long-lived assets. Any reduction in or impairment of the value of long-lived assets, goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

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

We are subject to various proceedings, lawsuits, disputes, and claims, from time to time, which could adversely affect our results of operations, financial position and cash flows.

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

We have available for issuance 2,000,000 shares of preferred stock, par value $.01 per share. Our Board is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of shareholders. The rights of our shareholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up. See Note 15 of the consolidated financial statements for more information.

Our stock price is volatile and may decline regardless of our operating performance.

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

As of February 1, 2020, we have $881.6 million outstanding our on Term Loan Facility (the “Term Loan”), which matures on April 9, 2025, subject to a springing maturity provision that would accelerate the maturity of the Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.  In October 2017, we amended our then existing $500.0 million asset-based revolving facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022 (the amended “ABL Facility”)  (the ABL Facility together with the Term Loan, the “Credit Facilities”).  Also, as of February 1, 2020, $173.8 million of our 7.0% Senior Notes due 2022 (the “Senior Notes”) are outstanding.  In summary, as of February 1, 2020, our total indebtedness is approximately $1.1 billion. In addition, as of February 1, 2020, we had up to $400.5 million of additional borrowing availability under the ABL Facility, excluding letters of credit totaling approximately $26.6 million issued and outstanding. Subsequent to February 1, 2020, in response to COVID-19 and as a proactive measure, on March 16, 2020, we executed a borrowing of $260.0 million under our ABL Facility.  In addition, after assessing the remaining availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on March 19, 2020 and on March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.

Our indebtedness could have important consequences, including:

●	increasing our vulnerability to adverse economic, industry or competitive developments;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
●	making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the Credit Facilities and the indenture governing the Senior Notes;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
●	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt than we do and who therefore may be able to take advantage of opportunities that our indebtedness prevents us from exploiting.

Despite our indebtedness level, we will still be able to incur significant additional amounts of debt, which could exacerbate the risks associated with our substantial indebtedness.

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

The Credit Facilities and the indenture governing the Senior Notes contain a number of significant restrictions and covenants that may limit our ability to:

●	incur additional indebtedness;
●	sell assets or consolidate or merge with or into other companies;
●	pay dividends or repurchase or redeem capital stock;
●	make certain investments;
●	issue capital stock of our subsidiaries;
●	incur liens;
●	prepay, redeem or repurchase subordinated debt; and
●	enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the ABL Facility requires us to comply with a financial maintenance covenant under certain circumstances.  As a result of our $310.0 million borrowings in March 2020, the likelihood that this financial maintenance covenant may be triggered has increased and continued deterioration in operating results or other adverse factors could result in our being unable to comply with the financial covenants contained in the ABL Facility, if applicable. If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the ABL Facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under the Credit Facilities could proceed against the collateral securing that indebtedness.

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

We are exposed to interest rate risk through our variable rate borrowings under the Credit Facilities. Borrowings under such facilities bear interest at a variable rate, based on a LIBOR rate, plus an applicable margin. Interest rates are currently at historically low levels but may increase. Should interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  Currently, we are exposed to interest rate risk on our Term Loan and borrowings on our ABL Facility. To partially mitigate such interest rate risk, we entered into interest rate swaps to exchange variable interest rate payments for fixed interest rate payments for a portion of the outstanding Term Loan balance. At February 1, 2020, the notional amount of the interest rate swaps totaled $705.0 million. As of February 1, 2020, approximately 80% of our Term Loan was at a fixed rate with the remainder at a variable rate.  As a result, we believe our interest rate risk is substantially mitigated.  After considering the impact of these interest rate swaps, at February 1, 2020, the effect of a one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan. At February 1, 2020, assuming all capacity under the ABL Facility is fully drawn, each one percentage point change in interest rates would result in an approximate $5.5 million change in annual interest expense.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Since the initial publication of SOFR in 2018, daily changes in SOFR have at times been more volatile than daily changes in comparable benchmark or market rates.

Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain, which also may impact the accounting for our existing interest rate swaps.  If LIBOR rates are no longer available, we may incur significant expenses in effecting the transition and may be subject to disputes or litigation related to our Credit Facilities over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. We will continue to monitor developments with respect to the phasing out of LIBOR and will work to minimize the impact of any LIBOR transition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of February 1, 2020, we operated 1,324 retail apparel and rental stores in 50 states and the District of Columbia and 126 retail apparel stores in ten Canadian provinces.  As of February 1, 2020, our stores aggregated approximately 9.1 million square feet.  Almost all of these stores are leased, generally for five to ten year initial terms with one or more renewal options after the initial term.  The following tables set forth the location, by state, territory or province, of these stores:

		Men’s
	Men’s	Wearhouse	Jos. A.
United States	Wearhouse(1)	and Tux	Bank	K&G	Total
Texas	61	1	44	12	118
California	80	2	28	1	111
Florida	49	6	35	5	95
New York	41	1	25	3	70
Pennsylvania	29	2	29	3	63
Illinois	32	3	21	6	62
Ohio	25	3	19	5	52
Virginia	20	4	24	3	51
Michigan	23	5	13	7	48
North Carolina	17	5	22	4	48
New Jersey	20		22	5	47
Maryland	18	2	20	6	46
Georgia	19		20	5	44
Massachusetts	23	1	17	3	44
Indiana	14	1	9	2	26
Colorado	14	1	8	2	25
Tennessee	14		9	2	25
Connecticut	11		10	2	23
Washington	16	1	4	2	23
Alabama	11		10	1	22
Arizona	15		7		22
South Carolina	11	1	9	1	22
Minnesota	14		5	2	21
Louisiana	12	1	4	3	20
Missouri	13		6	1	20
Wisconsin	13		4	1	18
Kansas	7	2	4	1	14
Kentucky	7	1	6		14
Oregon	11		1		12
Iowa	9		2		11
Oklahoma	5		5	1	11
Utah	8		3		11
Mississippi	6		3		9
New Hampshire	5		4		9
Nevada	6		3		9
Arkansas	5		3		8
Nebraska	4		3		7
Delaware	3		2		5
District of Columbia	2		3		5
New Mexico	4		1		5
Rhode Island	1	1	3		5
West Virginia	2		3		5
Idaho	3		1		4
North Dakota	3				3
Alaska	2				2
Maine	2				2
Montana	2				2
South Dakota	2				2
Hawaii	1				1
Vermont	1				1
Wyoming	1				1
Total	717	44	474	89	1,324
(1)	Includes one Joseph Abboud store in New York, which closed in February 2020.

Canada	Moores
Ontario	54
Quebec	25
British Columbia	16
Alberta	15
Manitoba	5
Nova Scotia	4
New Brunswick	3
Saskatchewan	2
Newfoundland	1
Prince Edward Island	1
Total	126

We own or lease properties in various parts of the U.S. and Canada to facilitate the distribution of retail and rental product to our stores. Total owned and leased space for distribution is approximately 3.2 million square feet and 2.0 million square feet, respectively.

In addition, we have primary office locations in Houston, Texas, Fremont, California, New York, New York and Hampstead, Maryland with additional satellite offices in other parts of the U.S. and Canada. We lease approximately 0.4 million square feet and own approximately 0.3 million square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, including ongoing litigation. Management believes that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows. See Note 20 of the consolidated financial statements for a discussion of our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “TLRD.” On March 20, 2020, there were approximately 815 shareholders of record and approximately 17,200 beneficial shareholders of our common stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of fiscal 2019. In March 2013, the Board approved a share repurchase program for our common stock. At February 1, 2020, the balance available under the authorization was $38.0 million.

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

The graph assumes that the value of the investment in our common stock and each index was $100 at January 31, 2015 and that all dividends paid by those companies included in the indices were reinvested.  The graph is based on historical data and is not necessarily indicative of future performance.

	January 31,	January 30,	January 28,	February 3,	February 2,	February 1,
	2015	2016	2017	2018	2019	2020
Measurement Period (Fiscal Year Covered)
Tailored Brands, Inc.	$100.00	$30.09	$44.62	$55.56	$31.28	$10.87
S&P 500 Index	100.00	99.33	120.06	147.48	147.40	179.17
Select Group(1)	100.00	102.88	101.23	111.53	124.97	139.31
(1)	For purposes of this graph, the select group currently consists of the following companies: Abercrombie & Fitch Co., American Eagle Outfitters, Inc., Boot Barn Holdings, Inc., Burlington Stores, Inc., Caleres, Inc., Chico’s FAS, Inc., Designer Brands, Inc., Foot Locker, Inc., Genesco, Inc., Guess?, Inc., L Brands, Inc., Ross Stores, Inc., The Buckle, Inc., The Cato Corporation, The Children’s Place, Inc., The Gap, Inc., The TJX Companies, Inc., Urban Outfitters, Inc. and Zumiez, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of earnings (loss) data and, balance sheet and cash flow information for the fiscal years indicated has been derived from our audited consolidated financial statements. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Effective January 31, 2016, Tailored Brands, Inc., became the successor reporting company to The Men’s Wearhouse, Inc. pursuant to a holding company reorganization.  Amounts in the following tables for periods prior to January 31, 2016, refer to Men’s Wearhouse, which was the parent company and the registrant prior to the reorganization, and, for periods after the reorganization, to Tailored Brands, which is the current parent holding company, in each case including its consolidated subsidiaries.

References herein to years are to the Company’s 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year. For example, references to “2019” mean the fiscal year ended February 1, 2020. All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2017, which ended on February 3, 2018 and had 53 weeks.  Amounts presented for all periods in the following tables excludes our corporate apparel business, which is presented as discontinued operations.  See Note 2 for additional information.

	2019 (1)	2018 (2)	2017	2016	2015
	(Dollars and shares in thousands, except per share and per
	square foot data)
Statement of Earnings (Loss) Data:
Total net sales	$2,881,261	$3,004,511	$3,053,021	$3,098,401	$3,252,474
Total gross margin	1,168,612	1,310,608	1,341,428	1,352,958	1,413,459
Goodwill and intangible asset impairment charges(3)	—	—	1,500	—	1,243,354
Operating income (loss)	97,838	225,562	216,096	106,222	(1,086,029)
Net earnings (loss) from continuing operations	25,367	98,596	87,017	7,158	(1,034,799)
Per Common Share Data:
Diluted net earnings (loss) from continuing operations per common share allocated to common shareholders	$0.51	$1.94	$1.76	$0.15	$(21.43)
Cash dividends declared	$0.36	$0.72	$0.72	$0.72	$0.72
Weighted-average common shares outstanding—diluted	49,929	50,725	49,468	48,786	48,288
Operating Information:
Percentage increase/(decrease) in comparable sales(4):
Men’s Wearhouse	(3.5)%	0.8%	(1.1)%	(0.6)%	4.9%
Jos. A. Bank	(2.3)%	1.4%	5.4%	(9.5)%	(16.3)%
Moores	(5.4)%	2.4%	(2.0)%	(2.6)%	(1.7)%
K&G	(0.3)%	1.5%	(3.1)%	(2.4)%	5.0%
Average net sales per square foot(5):
Men’s Wearhouse	$388	$404	$407	$407	$411
Jos. A. Bank	$259	$265	$267	$252	$261
Moores	$341	$357	$355	$368	$370
K&G	$158	$162	$156	$156	$160
Average square footage(6):
Men’s Wearhouse	5,613	5,613	5,616	5,620	5,642
Men’s Wearhouse and Tux	1,489	1,496	1,510	1,483	1,397
Jos. A. Bank	4,716	4,711	4,698	4,715	4,665
Moores	6,186	6,249	6,250	5,897	6,289
K&G	22,896	22,357	22,945	23,226	23,619

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Number of retail stores:
Open at beginning of the period	1,464	1,477	1,667	1,724	1,758
Opened(7)	3	3	4	178	42
Closed	(17)	(16)	(194)	(235)	(76)
Open at end of the period	1,450	1,464	1,477	1,667	1,724
Men’s Wearhouse(8)	717	720	719	716	714
Men’s Wearhouse and Tux	44	46	51	58	160
Tuxedo Shops @ Macy’s	—	—	—	170	12
Jos. A. Bank(9)	474	484	491	506	625
Moores	126	126	126	126	124
K&G	89	88	90	91	89
Total	1,450	1,464	1,477	1,667	1,724
Cash Flow Information:
Capital expenditures	$85,811	$78,608	$91,552	$96,254	$111,419
Depreciation and amortization	102,622	99,743	101,911	110,566	127,437
Repurchases of common stock	10,000	—	—	—	277

	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016
Balance Sheet Information:
Cash and cash equivalents	$14,420	$32,671	$84,271	$42,248	$9,699
Inventories	696,657	724,086	732,924	844,036	906,662
Working capital	206,388	359,696	549,135	574,304	594,792
Total assets	2,418,959	1,624,043	1,761,606	1,872,827	2,009,787
Long-term debt, including current portion	1,103,398	1,164,861	1,396,808	1,595,529	1,655,924
Total (deficit) equity	(98,306)	3,631	2,192	(107,618)	(100,086)
(1)	Effective February 3, 2019, we adopted ASC 842, Leases and all related amendments, using the modified retrospective approach. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. See Note 17 for additional information.
(2)	Effective February 4, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments (“ASC 606”), to all contracts using the modified retrospective approach. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. See Note 7 for additional information.
(3)	On March 3, 2018, we divested the MW Cleaners business; see Note 3 of the consolidated financial statements for additional information. In addition, during 2015, the performance of Jos. A. Bank was far below our expectations. As a result, we recorded a total of $1.24 billion in goodwill and intangible asset impairment charges.
(4)	Comparable sales is defined as net sales from stores open at least twelve months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce net sales. While our customers may engage with us through multiple channels, we operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels. Comparable sales percentages for Moores are calculated using Canadian dollars. Comparable sales for Jos. A. Bank are calculated in the same manner as our other brands except that for fiscal 2015, it is based on Jos. A. Bank’s entire fiscal 2014, a portion of which was prior to our acquisition on June 18, 2014. In addition, as a result of our decision to close all factory stores at Jos. A. Bank in fiscal 2016, we have excluded the results of these stores from our comparable sales calculation for Jos. A. Bank for all periods presented. For fiscal 2017, the calculation excludes the 53rd week.
(5)	Average net sales per square foot is calculated by dividing total square footage for all stores owned or open the entire year into net sales for those stores. The calculation for Men’s Wearhouse includes Men’s Wearhouse and Tux stores and excludes tuxedo shops within Macy’s. For comparability purposes, the calculation for Jos. A. Bank excludes factory stores for all periods presented. The calculation for Moores is based upon the Canadian dollar. For fiscal 2017, the calculation excludes total sales for the 53rd week.
(6)	Average square footage is calculated by dividing the total square footage for all stores open at the end of the period by the number of stores open at the end of such period. For comparability purposes, the Jos. A. Bank information excludes factory stores for all periods presented.
(7)	For 2016 and 2015 includes 158 and 12 tuxedo shops within Macy’s, respectively.
(8)	Includes one Joseph Abboud store for all periods presented. Store closed in February 2020.
(9)	Excludes 14 franchise stores for all periods presented.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Background

We are a leading omni-channel specialty retailer of menswear, including suits, formalwear, and a broad selection of polished and business casual offerings. We help our customers look and feel their best by delivering personalized products and services through our convenient network of stores and e-commerce sites. Our brands include Men’s Wearhouse, Jos. A. Bank, Moores Clothing for Men (“Moores”) and K&G.

Our U.S. stores operate under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank, and K&G brand names and are located in 50 states and the District of Columbia. Our Canadian stores operate under the Moores brand name and are located in 10 Canadian provinces. As of February 1, 2020, the Company operated 1,450 stores throughout the U.S. and Canada.

See Note 2 of the consolidated financial statements for information concerning the divestiture of our corporate apparel business on August 16, 2019. Subsequent to this divestiture, we reassessed our segment presentation and determined that the results of our four retail brands, Men’s Wearhouse, Jos. A. Bank, Moores and K&G are separate operating segments that should continue to be aggregated into a reportable segment and, as a result, we have only one reportable segment.

All fiscal years for which financial information is included herein had 52 weeks with the exception of fiscal 2017, which ended on February 3, 2018 and had 53 weeks.

Summary of Fiscal 2019 Financial Performance

During fiscal 2019, we focused our efforts to position the Company for long-term success by executing on our three key strategic initiatives:  (1) offering personalized products and services, (2) providing inspiring and seamless experiences in and across every channel and (3) telling the stories of our brands in the digital channels where our customers are increasingly spending their time.  Although we believe we are making progress on these initiatives, we experienced lower than anticipated full year net sales and gross margins in fiscal 2019, primarily related to a 3% decrease in comparable sales and increased promotional activities.

From a balance sheet and liquidity perspective, we took several actions intended to accelerate debt reduction and provide additional financial flexibility to invest in our customer-facing transformation strategies.  These actions included: 1) the sale of our corporate apparel business with the proceeds used to repurchase approximately $55 million of our senior notes, 2) suspension of our quarterly cash dividend, which will make available approximately $36.5 million of cash on an annualized basis and 3) an agreement to sell the Joseph Abboud trademarks for $115 million, which closed on March 4, 2020.  Per the provisions of our term loan, we plan to reinvest these proceeds in our business.

Recent Developments

Fiscal 2020 got off to a solid start, with total retail comparable sales up 2.4% for the month of February and all brands positive.  However, beginning in early March 2020, a major global health pandemic related to the outbreak of the novel coronavirus (“COVID-19”) resulted in a significant decrease in store traffic and comparable sales as well as cancellations of high school proms and other special events, coinciding with heightened actions taken by governments and citizens to curb the spread of virus.  In response, we are taking aggressive and prudent actions to reduce expenses, and defer discretionary capital expenditures and inventory purchases to preserve our cash.

On March 16, 2020, in an abundance of caution and as a proactive measure, we executed a borrowing of $260.0 million under our ABL Facility.  Furthermore, after assessing the remaining availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on March 19, 2020 and on March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.

On March 17, 2020, we announced the temporary closure of our retail locations in the U.S. and Canada starting March 17, 2020 through March 28, 2020. On March 19, 2020, we announced the closure of our e-commerce fulfillment centers starting March 20, 2020 through March 28, 2020.  On March 26, 2020, we extended the temporary closing of our retail stores until at least May 4, 2020.   In conjunction with our decision to extend the temporary closure of our stores, we also furloughed all of our U.S. store employees as well as a significant portion of employees in our U.S. distribution network and offices, and we implemented the temporary layoff of all Canadian store employees and a significant portion of Canadian employees in our Canadian distribution network and offices.  Furthermore, in light of our store closures, we have taken certain actions with respect to some or all of our existing leases, including engaging with landlords to discuss rent reductions and/or rent deferrals, or discontinuing payment.

Effective March 29, 2020, the base salary of our Chief Executive Officer will be reduced by 50%.  The base salary of all other named executive officers and other executives directly reporting to our Chief Executive Officer will be reduced by 25%.  In addition, the base salaries of other members of our senior management team will be also be reduced.  The Board of Directors has also agreed to a 50% reduction in its retainer fees.  Effective April 5, 2020, all employees with a base salary in excess of $100,000 will have their salaries reduced by 10%.

On March 31, 2020, we announced that, after instituting enhanced social distancing and sanitation protocols that meet or exceed those recommended by the Centers for Disease Control and Prevention (“CDC”), our e-commerce fulfillment centers were reopened.  We will continue to monitor this ongoing situation, relying on recommendations from the CDC, the World Health Organization (“WHO”) and government officials to regularly evaluate the renewed operations at our e-commerce fulfillment centers and determine when currently closed facilities will reopen.

While we cannot reasonably estimate the impact of COVID-19 on our financial position, results of operations and cash flows, we do expect such impact to be significantly negative. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that we are not aware of currently.

Key Performance Indicators

We consider a variety of operational and financial measures in assessing the performance of our business.  The key measures we use to determine how our business is performing are net sales, comparable sales, gross margin, operating income and earnings per share.

Comparable sales is defined as net sales (excluding alteration and other services sales) from stores open at least 12 months at period end, excluding stores where the square footage has changed by more than 25% within the past year, and includes e-commerce sales. While our customers may engage with us through multiple channels, we operate our business using an omni-channel approach and do not differentiate e-commerce sales from our other channels.

We believe that comparable sales is a useful measure as it allows management and investors to evaluate the sales performance of our business while eliminating the impact of new and closed stores.  Management uses comparable sales to evaluate the effectiveness of our selling and merchandising strategies and to compare our performance against that of other peer companies using similar measures.

Definitions and calculations of comparable sales differ among companies in the retail industry; therefore comparable sales metrics disclosed by us may not be comparable to similar data disclosed by other retailers.

Key Metrics for Fiscal 2019

Key operating metrics for continuing operations for the year ended February 1, 2020 include:

●	Net sales decreased 4.1% primarily due to a decrease of 3.0% in comparable sales and the impact of a $17.6 million reduction of the deferred revenue liability as a result of changes made to our loyalty programs during the fourth quarter of 2018.
●	Total comparable sales decreased 3.0% with Men’s Wearhouse decreasing 3.5%, Jos. A. Bank decreasing 2.3%, Moores decreasing 5.4% and K&G decreasing 0.3%.
●	As a percentage of sales, gross margin decreased 300 basis points primarily as a result of increased promotional activities and deleveraging of occupancy costs.
●	Operating income was $97.8 million in fiscal 2019, compared to operating income of $225.6 million in fiscal 2018.
●	Diluted earnings per share were $0.51 in fiscal 2019, compared to diluted earnings per share of $1.94 in fiscal 2018.

Key liquidity metrics for the year ended February 1, 2020 include:

●	Cash and cash equivalents at the end of fiscal 2019 were $14.4 million, a decrease of $18.3 million compared to the end of fiscal 2018, primarily due to the decrease in sales and the use of cash on hand for costs related to our multi-year cost savings and operational excellence programs, and debt reduction.
●	Cash provided by operating activities was $99.6 million in fiscal 2019 compared to $322.7 million in fiscal 2018. The decrease was primarily driven by lower net earnings after adjusting for non-cash items other than non-cash lease expense and timing fluctuations in accounts payable, accrued liabilities and other current liabilities.
●	Capital expenditures were $88.5 million in fiscal 2019 compared to $82.3 million in fiscal 2018.
●	Total debt at the end of fiscal 2019 was approximately $1.1 billion, down $61.5 million compared to the end of fiscal 2018. During fiscal 2019, we repurchased and retired $54.8 million in face value of our 7% Senior Notes due 2022 (“Senior Notes”) and repaid $9.4 million on our Term Loan Facility (“Term Loan”).
●	We had $50.0 million borrowings outstanding on our revolving credit facility as of February 1, 2020.
●	We repurchased 2.4 million shares for a total of $10.0 million at an average price of $4.28.

Items Affecting Comparability of Results from Continuing Operations

The following table depicts the effect on pretax income from continuing operations related to certain items that have impacted the comparability of our results in 2019, 2018 and 2017 (dollars in millions):

	Fiscal Year
	2019	2018	2017
Costs related to multi-year cost savings and operational excellence programs (1)	$27.1	$—	$—
Costs related to the agreement to sell the Joseph Abboud trademarks(2)	17.4	—	—
Loss on extinguishment of debt (3)	—	29.4	—
Loyalty program changes(4)	—	(17.6)	—
CEO retirement costs	—	6.4	—
Closure of rental product distribution center(5)	—	5.0	—
Loss on divestiture of MW Cleaners(6)	—	3.8	—
Costs to terminate Macy's agreement(7)	—	—	16.0
Goodwill impairment charge	—	—	1.5
Asset impairment charges related to tuxedo shops within Macy's	—	—	1.2
Total	$44.5	$27.0	$18.7
(1)	Consists of $17.9 million in consulting costs, $5.7 million in severance costs, $2.9 million of rental product write-offs related to the closure of a distribution center in Canada and $0.6 million in lease termination costs.
(2)	Consists of a $13.4 million write-off of inventory related to the closure of the Joseph Abboud store and e-commerce site, $2.6 million of impairment/accelerated depreciation charges for the Joseph Abboud store and $1.4 million of other transaction-related costs.
(3)	Consists of $11.9 million related to the refinancing of our Term Loan, $9.4 million related to the repricing of the Term Loan, and $8.1 million related to the partial redemption of our Senior Notes. See Note 6 of the consolidated financial statements for additional information.
(4)	Consists of a favorable non-cash adjustment to net sales totaling $17.6 million reflecting the impact of changes made to our loyalty programs in the fourth quarter of 2018. See Note 7 of the consolidated financial statements for additional information.
(5)	Consists of $4.0 million of rental product write-offs, $0.4 million of severance costs, $0.3 million of closure related costs and $0.3 million of accelerated depreciation.
(6)	See Note 3 of the consolidated financial statements for additional information.
(7)	See Note 4 of the consolidated financial statements for additional information.

The following table summarizes the items in the above table by line item in our statements of (loss) earnings:

	Fiscal Year
	2019	2018	2017
Net sales	$—	$(17.6)	$—
Cost of sales	16.5	4.1	1.4
Selling, general and administrative expenses	28.0	11.1	15.8
Goodwill impairment charge	—	—	1.5
Loss on extinguishment of debt	—	29.4	—
Total	$44.5	$27.0	$18.7

Store Information

During fiscal 2019, we opened two Men’s Wearhouse stores and one K&G store and closed 17 stores (ten Jos. A. Bank stores, five Men’s Wearhouse stores, and two Men’s Wearhouse and Tux stores).

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Fiscal Year(1)
	2019	2018	2017
Net sales:
Retail clothing product	81.9%	81.7%	79.9%
Rental services	13.3	13.3	14.0
Alteration and other services	4.8	5.0	6.1
Total net sales	100.0%	100.0%	100.0%
Cost of sales(2):
Retail clothing product	47.0	44.6	44.5
Rental services	14.8	14.8	16.3
Alteration and other services	94.9	88.0	75.7
Occupancy costs	14.4	13.5	13.6
Total cost of sales	59.4	56.4	56.1
Gross margin(2):
Retail clothing product	53.0	55.4	55.5
Rental services	85.2	85.2	83.7
Alteration and other services	5.1	12.0	24.3
Occupancy costs	(14.4)	(13.5)	(13.6)
Total gross margin	40.6	43.6	43.9
Advertising expense	5.5	5.5	5.6
Selling, general and administrative expenses	31.6	30.6	31.2
Goodwill impairment charge	—	—	0.0
Operating income	3.4	7.5	7.1
Interest income	0.0	0.0	0.0
Interest expense	(2.5)	(2.6)	(3.3)
(Loss) gain on extinguishment of debt, net	(0.0)	(1.0)	0.2
Earnings before income taxes	0.9	3.9	4.0
Provision for income taxes	0.1	0.6	1.1
Net earnings from continuing operations	0.9	3.3	2.9
(Loss) earnings from discontinued operations, net of tax	(3.7)	(0.5)	0.3
Net (loss) earnings	(2.9)%	2.8%	3.2%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

2019 Compared with 2018

The following discussion of our results of operations relates to our continuing operations. See Note 2 to the consolidated financial statements for information concerning discontinued operations.

Net Sales

Total net sales decreased $123.3 million, or 4.1%, to $2,881.3 million for fiscal 2019 as compared to fiscal 2018 primarily due to a $96.4 million decrease in clothing product revenues primarily due to the decrease in comparable sales and anniversarying last year’s $17.6 million favorable adjustment related to changes to our loyalty programs.  In addition, rental services revenue decreased $15.6 million primarily reflecting a decrease in rental transactions, while alterations and other services revenue decreased $11.3 million. The decrease in total net sales is further described below:

(in millions)	Amount attributed to
$(55.8)	3.5% decrease in comparable sales at Men's Wearhouse.
(15.7)	2.3% decrease in comparable sales at Jos. A. Bank.
(0.9)	0.3% decrease in comparable sales at K&G.
(10.9)	5.4% decrease in comparable sales at Moores(1).
(6.4)	Decrease in non-comparable sales.
(3.3)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(30.3)	Other (primarily due to the impact of changes to our loyalty programs in 2018 and a decrease in alterations revenue).
$(123.3)	Decrease in total net sales.
(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

The decrease in comparable sales at Men's Wearhouse resulted primarily from a decrease in average unit retail (net selling prices) while both transactions for clothing and units per transaction were essentially flat. At Men's Wearhouse, rental service comparable sales decreased 3.1% primarily due to a decrease in number of rentals. The decrease in comparable sales at Jos. A. Bank resulted primarily from decreases in both average unit retail and transactions partially offset by an increase in units per transaction. The decrease in comparable sales at K&G resulted primarily from a decrease in both units per transaction and transactions partially offset by an increase in average unit retail. The decrease in comparable sales at Moores resulted primarily from a decrease in transactions while both average unit retail and units per transaction were essentially flat.

Gross Margin

Procurement and distribution costs are included in determining our retail clothing product gross margins. Our gross margin may not be comparable to other specialty retailers, as some companies exclude costs related to their distribution network from cost of sales while others, like us, include all or a portion of such costs in cost of sales and exclude them from selling, general and administrative expenses (“SG&A”). Distribution costs are not included in determining our rental services gross margin as these costs are included in SG&A expenses.

Our total gross margin decreased $142.0 million, or 10.8%, to $1,168.6 million for fiscal 2019 as compared to fiscal 2018 primarily due to the decrease in sales and the write-off of $13.4 million of inventory related to the closure of our Joseph Abboud store and e-commerce site. Total gross margin as a percentage of sales decreased to 40.6% in fiscal 2019 from 43.6% in fiscal 2018 primarily due to increased promotional activities, deleveraging of occupancy costs and the aforementioned write-off of Joseph Abboud inventory.

Occupancy costs increased $9.9 million primarily due to increased lease costs and the impact of store refreshes and other enhancements of our store fleet. Occupancy costs include store related operating lease costs, utilities, repairs and maintenance, security, property taxes and depreciation and, as a percentage of sales, increased to 14.4% in fiscal 2019 from 13.5% in fiscal 2018 primarily due to deleveraging from lower sales.

Advertising Expense

Advertising expense decreased to $159.1 million in fiscal 2019 from $165.2 million in fiscal 2018, a decrease of $6.2 million or 3.7%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to more efficient online advertising.  As a percentage of total net sales, advertising expense was flat at 5.5% in fiscal 2019 compared to fiscal 2018.

Selling, General and Administrative Expenses

SG&A expenses decreased to $911.7 million in fiscal 2019 from $919.8 million in fiscal 2018, a decrease of $8.1 million or 0.9%. As a percentage of total net sales, these expenses increased to 31.6% in fiscal 2019 from 30.6% in fiscal 2018. The components of this 1.0% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.6	$16.9

In fiscal 2019, we incurred certain costs that impact the comparability of our results totaling $28.0 million including $24.0 million related to our multi-year cost savings and operational excellence programs and $4.0 million relating to the agreement to sell the Joseph Abboud trademarks. In fiscal 2018, costs that impacted the comparability of our results totaled $11.1 million including $6.4 million related to the retirement of our former CEO, a $3.8 million loss on divestiture of our MW Cleaners business and $0.9 million related to the closure of a rental product distribution center. As a percentage of sales, these costs increased to 1.0% in fiscal 2019 from 0.4% in fiscal 2018.

0.2	(9.5)	Store salaries decreased $9.5 million and increased as a percentage of sales to 13.7% in fiscal 2019 from 13.5% in fiscal 2018 primarily due to deleveraging from lower sales.
0.2	(15.5)

Other SG&A expenses decreased $15.5 million primarily due to lower incentive and share-based compensation costs as well as lower employee-related benefit and travel and entertainment costs. As a percentage of sales, other SG&A expenses increased to 16.9% in fiscal 2019 from 16.7% in fiscal 2018 due to deleveraging from lower sales.

1.0	$(8.1)	Total

Interest Expense

Interest expense decreased to $71.3 million in fiscal 2019 from $79.6 million in fiscal 2018, a decrease of $8.3 million or 10.4%, due to repayment of our indebtedness including repurchase and retirement of $54.8 million face value of our Senior Notes and $9.4 million of payments on our Term Loan.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $0.1 million in fiscal 2019 compared to a net loss on extinguishment of $30.3 million in fiscal 2018.  The net loss on extinguishment in fiscal 2019 relates to open market repurchases of our Senior Notes.  The $30.3 million net loss on extinguishment in fiscal 2018 consists of the elimination of unamortized deferred financing costs and original issue discount (“OID”) related to the refinancing and repricing of our Term Loan totaling $21.4 million and an $8.9 million loss on extinguishment related to our Senior Notes.

Provision for Income Tax

In fiscal 2019, our effective income tax rate from continuing operations was 6.1% and is lower than the U.S. statutory rate primarily due to benefit from foreign tax credits offset by a net increased valuation allowance. Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada and Hong Kong. For fiscal 2019, the statutory tax rates were approximately 26% in Canada and 16.5% in Hong Kong.  For fiscal 2019, tax expense for our operations in foreign jurisdictions totaled $4.1 million.

In future periods, our income tax expense from continuing operations and related effective income tax rate may be impacted by many factors, including our geographic mix of earnings and changes in tax laws.

In addition, if our financial results in fiscal 2020 generate a loss or certain deferred tax liabilities decrease, we may need to establish a valuation allowance on our U.S. deferred tax assets, which could have a material impact on our financial condition and results of operations.  Lastly, we are currently undergoing several federal, foreign and state audits; however, we currently do not believe these audits will result in any material change to tax expense in the future.

Net Earnings from Continuing Operations

Net earnings from continuing operations were $25.4 million for fiscal 2019 compared with net earnings from continuing operations of $98.6 million for fiscal 2018.

2018 Compared with 2017

The following discussion of our results of operations relates to our continuing operations. See Note 2 to the consolidated financial statements for information concerning discontinued operations.

Net Sales

Total net sales decreased $48.5 million, or 1.6%, to $3,004.5 million in fiscal 2018 as compared to fiscal 2017 due to a $29.2 million decrease in rental services revenue primarily reflecting a decrease in units rented and a $34.2 million decrease in alteration and other services revenue primarily reflecting the divestiture of MW Cleaners. These decreases were offset by a $14.9 million increase in clothing product revenues primarily due to the increase in comparable sales and the $17.6 million adjustment related to the changes to our loyalty programs, partially offset by the impact of the 53rd week in 2017. The decrease in total net sales is further described below:

(in millions)	Amount Attributed to
$13.2	0.8% increase in comparable sales at Men's Wearhouse.
9.7	1.4% increase in comparable sales at Jos. A. Bank.
4.4	1.5% increase in comparable sales at K&G.
4.9	2.4% increase in comparable sales at Moores(1).
(66.3)	Decrease in non-comparable sales (primarily due to the impact of the 53rd week and closed stores).
(2.1)	Decrease in net sales resulting from change in U.S./Canadian dollar exchange rate.
(12.3)	Other (primarily due to divestiture of MW Cleaners offset by the impact of changes to our loyalty programs).
$(48.5)	Decrease in total net sales.
(1)	Comparable sales percentages for Moores are calculated using Canadian dollars.

The increase in comparable sales at Men's Wearhouse resulted primarily from increases in both average unit retail (net selling prices) and transactions for clothing, partially offset by a decrease in units per transaction. At Men's Wearhouse, rental service comparable sales decreased 4.9% primarily due to a decrease in number of rentals. The increase in comparable sales at Jos. A. Bank resulted primarily from an increase in transactions partially offset by a decrease in units per transaction, while average unit retail was flat. The increase in comparable sales at K&G resulted primarily from increases in both units per transaction and average unit retail, partially offset by a decrease in transactions. The increase in comparable sales at Moores resulted primarily from increases in both average unit retail and transactions partially offset by a decrease in units per transaction.

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

Our total gross margin decreased $30.8 million, or 2.3%, to $1,310.6 million for fiscal 2018 as compared to fiscal 2017 primarily due to the aforementioned decreases in rental services and alteration and other services revenue partially offset by the impact of the changes to our loyalty programs.

Total gross margin as a percentage of sales decreased to 43.6% in fiscal 2018 from 43.9% in fiscal 2017.  The decrease was primarily due to the mix shift from rental services to retail clothing sales and the divestiture of the MW Cleaners business.

Occupancy costs decreased $9.9 million primarily due to the impact of the MW Cleaners divestiture and the closure of our tuxedo shops within Macy’s in 2017. Occupancy costs include store related rent, utilities, repairs and maintenance, security, property taxes and depreciation and, as a percentage of total net sales, decreased to 13.5% in fiscal 2018 from 13.6% in fiscal 2017.

Advertising Expense

Advertising expense decreased to $165.2 million in fiscal 2018 from $172.0 million in fiscal 2017, a decrease of $6.8 million or 3.9%.  The decrease in advertising expense was driven primarily by reductions in television advertising reflecting a shift to digital advertising. As a percentage of total net sales, advertising expense decreased to 5.5% in fiscal 2018 from 5.6% in fiscal 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased to $919.8 million in fiscal 2018 from $951.8 million in fiscal 2017, a decrease of $32.0 million or 3.4%. As a percentage of total net sales, these expenses decreased to 30.6% in fiscal 2018 from 31.2% in fiscal 2017. The components of this 0.6% decrease in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
(0.1)	$(4.6)

In fiscal 2018, we incurred certain costs that impact the comparability of our results totaling $11.1 million including $6.4 million related to the retirement of our former CEO, a $3.8 million loss on divestiture of our MW Cleaners business and $0.9 million related to the closure of a rental product distribution center. In fiscal 2017, costs that impacted the comparability of our results totaled $15.7 million and primarily related to costs to terminate the Macy's agreement. As a percentage of sales, these costs decreased to 0.4% in fiscal 2018 from 0.5% in fiscal 2017.

—	(6.6)

Store salaries decreased $6.6 million primarily due to the impact of the 53rd week in 2017 as well as the divestiture of MW Cleaners. As a percentage of sales, store salaries were flat at 13.5% for both fiscal 2018 and fiscal 2017.

(0.5)	(20.8)

Other SG&A expenses decreased $20.8 million primarily due to the impact of the 53rd week in 2017, lower operating costs resulting from the divestiture of MW Cleaners and lower share-based and incentive compensation expense. As a percentage of sales, other SG&A expenses decreased to 16.7% in fiscal 2018 from 17.2% in fiscal 2017.

(0.6)%	$(32.0)	Total

Interest Expense

Interest expense decreased to $79.6 million in fiscal 2018 from $100.5 million in fiscal 2017, a decrease of $20.9 million or 20.8%, due to repayment of our indebtedness including repurchase and retirement of $192.6 million face value of our Senior Notes and $102.4 million of payments on our Term Loan.

Net (Loss) Gain on Extinguishment of Debt

Net loss on extinguishment of debt was $30.3 million in fiscal 2018 compared to a net gain on extinguishment of $5.4 million in fiscal 2017.  The $30.3 million net loss on extinguishment of debt in fiscal 2018 consists of the elimination of unamortized deferred financing costs and OID related to the refinancing and repricing of our Term Loan totaling $21.4 million and an $8.9 million loss on extinguishment related to our Senior Notes.

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

In fiscal 2018, our effective income tax rate from continuing operations was 15.2% and is lower than the U.S. statutory rate primarily due to the impact of the Tax Reform Act and usage of tax credits, which are partially offset by state income tax changes related to the Tax Reform Act and foreign earnings with higher tax rates in these jurisdictions.  Our foreign jurisdictions in which we operate had taxable income, which requires us to provide for income tax, specifically, our operations in Canada and Hong Kong. For fiscal 2018, the statutory tax rates were approximately 26% in Canada and 16.5% in Hong Kong.  For fiscal 2018, tax expense for our operations in foreign jurisdictions totaled $8.0 million.

Net Earnings from Continuing Operations

Net earnings from continuing operations were $98.6 million for fiscal 2018 compared with net earnings from continuing operations of $87.0 million for fiscal 2017.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our revolving credit agreement, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1,	February 2,
	2020	2019
Cash and cash equivalents	$14,420	$32,671
Working capital	$206,388	$359,696

The decrease in working capital from February 1, 2020 compared to February 2, 2019 is primarily due to the adoption of new accounting guidance related to leases, specifically the current portion of operating lease liabilities which totals $186.3 million as of February 1, 2020.  See Note 17 for additional information.

We hold cash and cash equivalents at various foreign subsidiaries, which totaled $12.0 million at February 1, 2020.  As a result of reductions to the U.S. taxation of dividends from foreign subsidiaries under the Tax Reform Act, in future years, we may decide to repatriate amounts from our foreign subsidiaries.  Although the cash and cash equivalents held by our foreign subsidiaries may be more readily available to meet domestic cash requirements, they would continue to be subject to applicable foreign withholding tax that would be incurred upon repatriation.

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

In October 2017, The Men’s Wearhouse amended the ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, The Men’s Wearhouse refinanced its Original Term Loan, and, in October 2018, amended its term loan to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of February 1, 2020, our total leverage ratio is below the maximum specified in the agreements, however, our secured leverage ratio is above the maximum level.  As a result, we are now subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250 million.  In addition, as a result of the refinancing of the Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter.  See Note 13 for additional information on the suspension of our dividend in 2019.

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

The New Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the New Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the New Term Loan are 3.25% for LIBOR and 2.25% for the base rate.  The maturity date for the New Term Loan remains April 9, 2025, and all other material provisions of the New Term Loan remain unchanged.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 1.66% at February 1, 2020, plus the applicable margin of 3.25%, resulting in a total interest rate of 4.91%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate.  At February 1, 2020, the total notional amount under these interest rate swaps is $705.0 million.  See Note 19 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of February 1, 2020, the New Term Loan had a weighted average interest rate of 5.63%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%. As of February 1, 2020, $50.0 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.2%.  During fiscal 2019, the maximum borrowing outstanding under the ABL Facility was $100.0 million.

We utilize letters of credit primarily as collateral for workers compensation claims.  At February 1, 2020, letters of credit totaling approximately $26.6 million were issued and outstanding.  Borrowings available under the ABL Facility as of February 1, 2020 were $400.5 million.

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

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  As of February 1, 2020, the redemption price is 101.75% of the face value and steps down to 100% of the face value on July 1, 2020.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

Cash Provided by Operating Activities

Net cash provided by operating activities was $99.6 million and $322.7 million for 2019 and 2018, respectively. The adoption of new lease accounting guidance in 2019 resulted in the recognition of non-cash lease expense totaling $194.5 million and a corresponding use of cash totaling approximately $195.8 million related to operating lease liabilities included in other liabilities.  As the adoption of the lease accounting guidance did not materially impact our cash flow from operations for 2019, our explanation of the year-over-year decrease excludes these amounts.

The $223.0 million decrease in cash flow from operations was driven primarily by a $123.7 million decrease in our net earnings, after adjusting for non-cash items other than non-cash lease expense, primarily driven by the decrease in our operating income this year compared to last year and an $83.0 million change in accounts payable, accrued expenses and other current liabilities primarily related to fluctuations in accounts payable due to timing of inventory receipts and related vendor payments, vendor payment terms and capital expenditure projects.

In addition, cash flow from operations was negatively impacted by an increase in net cash paid for taxes totaling $26.6 million primarily due to a $15.0 million tax refund received last year and an approximate $14.3 million planned increase in purchases of rental product.  These unfavorable impacts were partially offset by a $30.7 million decrease in inventories related to our strategies to evolve our inventory offerings.

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

Cash Used in Investing Activities

Net cash used in investing activities was $43.2 million and $64.5 million for 2019 and 2018, respectively. The $21.4 million decrease was primarily driven by a $27.3 million increase in net proceeds from business divestitures.

Net cash used in investing activities was $64.5 million and $89.9 million for 2018 and 2017, respectively. The $25.4 million decrease was primarily driven by $17.8 million of net proceeds from the divestiture of MW Cleaners as well as a timing shift of certain capital expenditure projects to fiscal 2019.

Cash Used in Financing Activities

Net cash used in financing activities was $100.0 million and $302.7 million for 2019 and 2018, respectively.  The $202.7 million decrease primarily reflects the impact of a decrease in debt repayments in 2019 compared to 2018.

Net cash used in financing activities was $302.7 million and $236.9 million for 2018 and 2017, respectively.  The $65.8 million increase primarily reflects the impact of additional debt repayments in 2018 compared to 2017.

Capital allocation policy update — On September 11, 2019, after extensive review, the Company announced an update to the Company’s capital allocation policy.  Effective in the fourth quarter of 2019, our quarterly cash dividend was suspended and the cash was redeployed for accelerated debt reduction and opportunistic share repurchases.  Suspending the quarterly cash dividend of $0.18 per share is expected to make available approximately $36.5 million on an annualized basis.

Share repurchase program— In March 2013, the Board approved a share repurchase program for our common stock.  During fiscal 2019, we repurchased 2,336,852 shares through open market repurchases at a cost of $10.0 million for an average price of $4.28 per share. During fiscal 2018 and 2017, no shares were repurchased in open market transactions under the Board’s authorization.  At February 1, 2020, the remaining balance available under the authorization was $38.0 million.

Dividends— Cash dividends paid were approximately $28.1 million, $36.9 million and $35.8 million during fiscal 2019, 2018 and 2017, respectively.  In fiscal 2019, a dividend of $0.18 per share was declared in each of the first two quarters, for an annual dividend of $0.36 per share. In fiscal 2018 and 2017, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

Future sources and uses of cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness. In addition, we will use cash to fund capital expenditures, income taxes, operating leases, opportunistic share repurchases and various other commitments and obligations, as they arise.

Beginning in March 2020, in response to the outbreak of COVID-19, we have taken aggressive and prudent actions to reduce expenses and defer discretionary capital expenditures and inventory purchases to preserve our cash and liquidity.  In addition to these efforts, in an abundance of caution and as a proactive measure, on March 16, 2020, we executed a borrowing of $260.0 million under our ABL Facility.  Furthermore, after assessing the remaining availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on March 19, 2020 and on March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.

Although we have not yet finalized our outlook for capital expenditures in fiscal 2020, we currently expect capital expenditures to decrease substantially compared to fiscal 2019, primarily as a result of actions taken in response to the COVID-19 outbreak.  Capital expenditures for 2020 will include costs for store refreshes and other enhancements of our store fleet and investments in technology.

As described more fully in Item 1A, current and future domestic and global economic conditions, including the impact of COVID-19, could negatively affect our future operating results as well as our existing cash and cash equivalents balances and availability under our ABL Facility. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs.  Because of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows.  We are proactively taking measures to increase available cash on hand including, but not limited to, significant reductions in discretionary operating expenses, reducing inventory purchases and capital expenditures, extension of vendor payment terms, employee furloughs, salary reductions, discussions with our landlords regarding rent reductions and/or rent deferrals and, as described above, borrowings under our ABL Facility.

Contractual Obligations

As of February 1, 2020, we are obligated to make cash payments in connection with our long-term debt, operating leases and other contractual obligations in the amounts listed below. In addition, we utilize letters of credit primarily as collateral for workers compensation claims. At February 1, 2020, letters of credit totaling approximately $26.6 million were issued and outstanding.

	Payments Due by Period
(In millions)
Contractual obligations	Total	<1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt(1)	$1,393.9	$72.0	$362.0	$111.4	$848.5
Operating leases(2)	1,053.7	228.9	434.3	256.3	134.2
Other contractual obligations(3)	50.0	30.2	18.1	1.7	—
Total contractual obligations(4)	$2,497.6	$331.1	$814.4	$369.4	$982.7
(1)	Includes interest payments of $63.0 million within one year, $120.2 million between one and three years, $93.4 million between four and five years and $11.8 million beyond five years, at current interest rates including the impact of our interest rate swaps. The payments due by period do not consider amounts which may become payable under the excess cash flow provision of our New Term Loan. Interest on our ABL borrowings is excluded from the amounts presented in the table due to our inability to predict the timing and settlement of our ABL borrowings. See Notes 6 and 19 of the consolidated financial statements for additional information.
(2)	We lease retail business locations, office and warehouse facilities and equipment under various operating leases. See Note 17 of the consolidated financial statements for additional information.
(3)	Other contractual obligations consist primarily of commitments for products and services used in the normal course of business as well as minimum payments under our agreement with Vera Wang that gives us the exclusive right to “Black by Vera Wang” tuxedo products and our partnership with Kenneth Cole.
(4)	Excluded from the table above is $0.6 million related to uncertain tax positions. These amounts are not included due to our inability to predict the timing of the settlement of these amounts. See Note 9 of the consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements

Other than other contractual obligations and letters of credit discussed above, we do not have any off-balance sheet arrangements that are material to our financial position or results of operations.

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

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars, and do not expire. Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from the date of issuance.

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

During the fourth quarter of 2018, we redeemed certain loyalty members’ cumulative outstanding points into reward certificates prior to them reaching 500 total points, and these certificates expired on February 2, 2019.  In addition, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019, which was completed.  As a result of these changes in the loyalty programs, during the fourth quarter of 2018, we recorded a decrease to our deferred revenue liability related to outstanding loyalty program points of $17.6 million, $14.3 million net of income taxes, or $0.28 earnings per diluted share.

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, operating lease right-of-use assets and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. See Notes 1 and 4 to the consolidated financial statements for additional information.

Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our key assumptions related to future performance, market conditions and other economic factors can significantly affect our impairment evaluation and result in future impairment charges. Unanticipated long-term adverse market conditions may cause individual stores to become unprofitable and can result in an impairment charge for the long-lived assets in those stores. For example, as a result of our temporary store closures in response to the outbreak of COVID-19, we may incur impairments to certain long-lived assets in our stores during fiscal 2020.

Goodwill and Other Indefinite-Lived Intangible Assets—As of February 1, 2020, goodwill totaled $79.3 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $21.0 million allocated to our Moores reporting unit.  Goodwill and other indefinite-lived intangible assets are initially recorded at their fair values. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.

Fiscal 2019 Annual Impairment Assessment Results

Our goodwill assessment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of the asset may not be recoverable, including macroeconomic conditions, retail industry considerations, recent financial performance and declines in stock price and market capitalization.  For our annual 2019 impairment tests, we applied the quantitative approach test for all reporting units.

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

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these judgments, particularly if there are significant adverse changes in the operating environment for our reporting units.  Critical assumptions that are used as part of these evaluations include:

●	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period.
●	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near-term. The weighted-average cost of capital used to discount the cash flows for the annual goodwill impairment test for the reporting units that have goodwill ranged from 9.0% to 10.0%.
●	Selection of comparable companies within the industry. For purposes of the market comparable approach, valuations were determined by calculating average earnings multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those earnings multiples to the key drivers of the reporting unit. While the market earnings multiple is not an assumption, a presumption that it provides an indicator of value of the reporting unit is inherent in the valuation. The determination of the market comparable also involves a degree of judgment. Earnings multiples used in the market comparable approach for the annual goodwill impairment test for the reporting units that have goodwill ranged from 6.3 to 7.5.

We believe these two approaches are appropriate valuation techniques, and we weighted the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing.  In addition, we compared the total fair values of our reporting units to our market capitalization and noted that the implied control premium was within what we consider to be a reasonable range.  As the reporting units have fair values that significantly exceed their carrying values, as of February 1, 2020, no reporting units are currently deemed “at risk” for goodwill impairment.

If the current market price of our stock further decreases or does not increase from current levels in the near future, or if other events or circumstances change (such as the impact of COVID-19) that would more likely than not reduce the fair value of our reporting units below their respective carrying values, all or a portion of our goodwill may be impaired in future periods and such an impairment charge could have a material effect on our results of operations and financial condition.

As of February 1, 2020, our indefinite-lived intangible assets consisted of the Jos. A. Bank tradename with a carrying value of $113.2 million.  Indefinite-lived intangible assets are not subject to amortization but are reviewed at least annually for impairment. The indefinite-lived intangible asset impairment evaluation is performed by comparing the fair value of the indefinite-lived intangible assets to their carrying values. Similar to the goodwill approach described above, our annual impairment assessment for indefinite-lived intangible assets contemplates the use of either a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test.  In 2019, we applied the quantitative approach test to our Jos. A. Bank tradename.

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

As of February 1, 2020, we determined that there is no impairment of our Jos. A. Bank tradename.   However, if events or circumstances change that would more likely than not reduce the fair value of the Jos. A. Bank tradename below its carrying value, we may be required to record an impairment charge, which could have a material effect on our results of operations and financial condition.  For example, as a result of our temporary store closures in response to the outbreak of COVID-19, we may incur an impairment charge during fiscal 2020 related to the Jos. A. Bank tradename as revenue attributable to the Jos. A. Bank brand is a significant input to the relief-from-royalty method.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposure from fluctuations in U.S. dollar/Canadian dollar (“CAD”) exchange rates as a result of our direct sourcing programs and our operations in Canada.  Moores, our Canadian subsidiary, conducts most of its business in CAD but purchases a significant portion of its merchandise in U.S. dollars. Historically, the exchange rate between CAD and U.S. dollars has fluctuated. A decline in the value of the CAD as compared to the U.S. dollar may adversely impact our Canadian operations as the revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets as expressed in U.S. dollars may decline. We utilize foreign currency hedging contracts related to our merchandise purchases to limit exposure to changes in U.S. dollar/CAD exchange rates; however, these hedging activities may not adequately protect our Canadian operations from exchange rate risk.

As the foreign exchange forward contracts are with financial institutions, we are exposed to credit risk in the event of nonperformance by these parties. However, due to the creditworthiness of these major financial institutions, full performance is anticipated.

For information on our derivative instruments, see Note 19 of the consolidated financial statements.  A hypothetical 10% increase or decrease in applicable February 1, 2020 forward rates for these derivative financial instruments could impact their fair value by $0.5 million. However, it should be noted that any change in the value of these contracts, whether real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item.

Interest Rate Risk

As discussed in Note 6 and Note 19 of the consolidated financial statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our Term Loan.  As of February 1, 2020, 80% of the variable interest rate under our Term Loan has been converted to a fixed rate.  At February 1, 2020, the effect of one percentage point change in interest rates would result in an approximate $1.8 million change in annual interest expense on our Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of February 1, 2020, the outstanding borrowings under the ABL Facility were $50.0 million.  At February 1, 2020, the effect of a one percentage point change in interest rates would result in an approximate $0.5 million change in annual interest expense on our ABL borrowings.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tailored Brands, Inc. and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of (loss) earnings, comprehensive (loss) income, shareholders' (deficit) equity, and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 17 to the financial statements, effective February 3, 2019 the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases, using the modified retrospective transition approach.  As discussed in Note 7 to the financial statements, effective February 4, 2018 the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition approach.

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

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 8, 2020

We have served as the Company’s auditor since at least 1991; however, an earlier year could not be reliably determined.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,420	$32,671
Accounts receivable, net	39,973	34,686
Inventories	696,657	724,086
Assets held for sale	34,935	—
Other current assets	49,130	66,823
Current assets - discontinued operations	—	171,376
Total current assets	835,115	1,029,642
PROPERTY AND EQUIPMENT, AT COST:
Land	17,181	19,162
Buildings	149,942	151,071
Leasehold improvements	650,778	628,572
Furniture, fixtures and equipment	575,986	647,241
	1,393,887	1,446,046
Less accumulated depreciation and amortization	(998,075)	(1,021,730)
PROPERTY AND EQUIPMENT, net	395,812	424,316
OPERATING LEASE RIGHT-OF-USE ASSETS	880,291	—
RENTAL PRODUCT, net	92,897	99,770
GOODWILL	79,271	79,491
INTANGIBLE ASSETS, net	116,843	153,711
OTHER ASSETS	18,730	8,489
NON-CURRENT ASSETS - DISCONTINUED OPERATIONS	—	25,071
TOTAL ASSETS	$2,418,959	$1,820,490
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$183,897	$204,775
Accrued expenses and other current liabilities	246,110	268,698
Current portion of operating lease liabilities	186,304	—
Income taxes payable	3,416	13,478
Current portion of long-term debt	9,000	11,619
Current liabilities - discontinued operations	—	40,025
Total current liabilities	628,727	538,595
LONG-TERM DEBT, net	1,094,398	1,153,242
OPERATING LEASE LIABILITIES	726,327	—
DEFERRED TAXES, net AND OTHER LIABILITIES	67,813	119,545
NON-CURRENT LIABILITIES - DISCONTINUED OPERATIONS	—	5,477
Total liabilities	2,517,265	1,816,859
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,909,984 and 50,180,832 shares issued	508	501
Capital in excess of par	514,397	505,157
Accumulated deficit	(568,697)	(468,048)
Accumulated other comprehensive loss	(34,514)	(33,979)
Treasury stock, 2,336,852 and 0 shares, at cost	(10,000)	—
Total shareholders' (deficit) equity	(98,306)	3,631
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,418,959	$1,820,490

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

For the Years Ended

February 1, 2020, February 2, 2019, and February 3, 2018

(In thousands, except per share amounts)

	Fiscal Year
	2019	2018	2017
Net sales:
Retail clothing product	$2,358,392	$2,454,747	$2,439,817
Rental services	383,521	399,146	428,355
Alteration and other services	139,348	150,618	184,849
Total net sales	2,881,261	3,004,511	3,053,021
Cost of sales:
Retail clothing product	1,107,642	1,096,032	1,085,799
Rental services	56,750	59,243	69,973
Alteration and other services	132,302	132,591	139,840
Occupancy costs	415,955	406,037	415,981
Total cost of sales	1,712,649	1,693,903	1,711,593
Gross margin:
Retail clothing product	1,250,750	1,358,715	1,354,018
Rental services	326,771	339,903	358,382
Alteration and other services	7,046	18,027	45,009
Occupancy costs	(415,955)	(406,037)	(415,981)
Total gross margin	1,168,612	1,310,608	1,341,428
Advertising expense	159,052	165,248	172,001
Selling, general and administrative expenses	911,722	919,798	951,831
Goodwill impairment charge	—	—	1,500
Operating income	97,838	225,562	216,096
Interest income	523	563	564
Interest expense	(71,272)	(79,570)	(100,471)
(Loss) gain on extinguishment of debt, net	(77)	(30,253)	5,445
Earnings before income taxes	27,012	116,302	121,634
Provision for income taxes	1,645	17,706	34,617
Net earnings from continuing operations	25,367	98,596	87,017
(Loss) earnings from discontinued operations, net of tax	(107,643)	(15,356)	9,686
Net (loss) earnings	$(82,276)	$83,240	$96,703
Net earnings from continuing operations per common share:
Basic	$0.51	$1.98	$1.77
Diluted	$0.51	$1.94	$1.76
Net (loss) earnings from discontinued operations per common share:
Basic	$(2.16)	$(0.31)	$0.20
Diluted	$(2.16)	$(0.30)	$0.20
Net (loss) earnings per common share:
Basic	$(1.65)	$1.67	$1.97
Diluted	$(1.65)	$1.64	$1.95
Weighted-average common shares outstanding:
Basic	49,774	49,856	49,094
Diluted	49,929	50,725	49,468

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended

February 1, 2020, February 2, 2019 and February 3, 2018

(In thousands)

	Fiscal Year
	2019	2018	2017
Net (loss) earnings	$(82,276)	$83,240	$96,703
Currency translation adjustments, net of tax	(4,847)	(18,704)	29,089
Unrealized (loss) gain on cash flow hedges, net of tax	(22,054)	(4,459)	227
Adjustment to minimum pension liability, net of tax	(519)	(34)	(15)
Release of cumulative foreign currency translation adjustment to loss from discontinued operations	26,885	—	—
Comprehensive (loss) income	$(82,811)	$60,043	$126,004

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands, except shares)

				Accumulated
		Capital		Other	Treasury	Total
	Common	in Excess	Accumulated	Comprehensive	Stock, at	(Deficit)
	Stock	of Par	Deficit	Loss	Cost	Equity
BALANCES — January 28, 2017	$487	$470,801	$(538,823)	$(40,083)	$—	$(107,618)
Net earnings	—	—	96,703	—	—	96,703
Other comprehensive income	—	—	—	29,301	—	29,301
Cash dividends — $0.72 per share	—	—	(37,046)	—	—	(37,046)
Share-based compensation	—	20,636	—	—	—	20,636
Common stock issued — 504,156 shares	5	1,898	—	—	—	1,903
Tax payments related to vested deferred stock units	—	(1,687)	—	—	—	(1,687)
BALANCES — February 3, 2018	492	491,648	(479,166)	(10,782)	—	2,192
Net earnings	—	—	83,240	—	—	83,240
Other comprehensive loss	—	—	—	(23,197)	—	(23,197)
Cumulative adjustment upon ASC 606 adoption (see Note 7)	—	—	(35,824)	—	—	(35,824)
Cash dividends — $0.72 per share	—	—	(36,298)	—	—	(36,298)
Share-based compensation	—	14,770	—	—	—	14,770
Common stock issued — 892,976 shares	9	6,640	—	—	—	6,649
Tax payments related to vested deferred stock units	—	(7,901)	—	—	—	(7,901)
BALANCES —February 2, 2019	501	505,157	(468,048)	(33,979)	—	3,631
Net loss	—	—	(82,276)	—	—	(82,276)
Other comprehensive loss	—	—	—	(27,420)	—	(27,420)
Cumulative adjustment upon ASC 842 adoption (see Note 17)	—	—	(402)	—	—	(402)
Cash dividends — $0.36 per share	—	—	(17,971)	—	—	(17,971)
Release of cumulative foreign currency translation adjustment to loss from discontinued operations	—	—	—	26,885	—	26,885
Share-based compensation	—	8,902	—	—	—	8,902
Common stock issued —729,152 shares	7	1,554	—	—	—	1,561
Tax payments related to vested deferred stock units	—	(1,216)	—	—	—	(1,216)
Treasury stock repurchased — 2,336,852 shares	—	—	—	—	(10,000)	(10,000)
BALANCES — February 1, 2020	$508	$514,397	$(568,697)	$(34,514)	$(10,000)	$(98,306)

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

February 1, 2020, February 2, 2019 and February 3, 2018

(In thousands)

	Fiscal Year
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(82,276)	$83,240	$96,703
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	107,174	104,216	106,493
Non-cash lease expense	194,529	—	—
Rental product amortization	34,289	35,058	38,021
Goodwill impairment charge	—	23,991	1,500
Loss (gain) on extinguishment of debt, net	77	30,253	(5,445)
Amortization of deferred financing costs and discount on long-term debt	1,878	3,422	7,066
Loss on divestiture of business	83,513	3,766	—
Loss on release of cumulative foreign currency translation adjustment	26,885	—	—
Loss on disposition of assets	2,628	4,821	1,237
Asset impairment charges	3,404	1,026	3,547
Share-based compensation	8,902	14,770	20,636
Deferred tax benefit	(13,461)	(8,009)	(5,763)
Other	80	272	938
Changes in operating assets and liabilities:
Accounts receivable	3,161	2,264	(9,440)
Inventories	26,243	(4,482)	114,652
Rental product	(30,513)	(16,217)	(9,582)
Other assets	(20,015)	9,385	(5,956)
Accounts payable, accrued expenses and other current liabilities	(39,325)	43,706	(10,843)
Income taxes payable	(11,750)	9,993	4,650
Operating lease and other liabilities	(195,782)	(18,803)	2,354
Net cash provided by operating activities	99,641	322,672	350,768
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,502)	(82,286)	(94,958)
Proceeds from divestiture of business, net	45,034	17,755	—
Acquisition of business, net of cash	—	—	(457)
Proceeds from sales of property and equipment	311	—	5,480
Net cash used in investing activities	(43,157)	(64,531)	(89,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	(53,379)
Proceeds from new term loan	—	895,500	—
Payments on new term loan	(9,370)	(9,000)	—
Proceeds from asset-based revolving credit facility	1,333,000	655,500	276,300
Payments on asset-based revolving credit facility	(1,331,500)	(607,000)	(276,300)
Repurchase and retirement of senior notes	(54,425)	(199,365)	(145,371)
Deferred financing costs	—	(6,713)	(2,580)
Cash dividends paid	(28,071)	(36,946)	(35,761)
Proceeds from issuance of common stock	1,561	6,649	1,903
Tax payments related to vested deferred stock units	(1,216)	(7,901)	(1,687)
Repurchases of common stock	(10,000)	—	—
Net cash used in financing activities	(100,021)	(302,696)	(236,875)
Effect of exchange rate changes	2,526	(3,621)	8,760
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,011)	(48,176)	32,718
Balance at beginning of period	55,431	103,607	70,889
Balance at end of period	$14,420	$55,431	$103,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$65,669	$77,571	$106,372
Income taxes, net	$38,031	$11,431	$39,537
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Accounts receivable related to the sale of corporate apparel business	$6,048	$—	$—

We had unpaid capital expenditure purchases included in accounts payable, accrued expenses and other current liabilities and current liabilities – discontinued operations of approximately $2.8 million, $11.7 million and $2.9 million in fiscal 2019, 2018 and 2017, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

The accompanying notes are an integral part of these consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Tailored Brands, Inc. and its subsidiaries (the “Company”, “we”, “us”, and “our”) is a leading omni-channel specialty apparel retailer of menswear, including suits, formalwear and a broad selection of polished and business casual offerings. We also offer a full selection of special occasion offerings including tuxedo and suit rental product (collectively “rental product”).  We serve our customers through an expansive omni-channel network including over 1,400 stores in the United States (“U.S.”) and Canada as well as our branded e-commerce websites at www.menswearhouse.com and www.josbank.com.

Our retail stores operate under the Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank Clothiers (“Jos. A. Bank”), Moores Clothing for Men (“Moores”) and K&G names and carry a wide selection of exclusive and non-exclusive merchandise brands.  In addition, we offer our customers alteration services and most of our K&G stores also offer women’s career and casual apparel, sportswear and accessories, including shoes, and children’s apparel. Also, prior to its divestiture in 2018, we conducted retail dry cleaning, laundry and heirlooming operations through MW Cleaners in Texas.  See Note 3 for information on our divestiture of MW Cleaners.

On August 16, 2019, we completed the sale of MWUK Limited, our UK corporate apparel operations conducted by Dimensions, Alexandra, and Yaffy to Project Dart Bidco Limited, pursuant to a Share Purchase Agreement entered into on that same date.  In addition, we also completed the sale of Twin Hill Acquisition Company, Inc. (“Twin Hill”), to TH Holdco Inc., pursuant to a Stock Purchase Agreement entered into on August 16, 2019.  The aggregate consideration for all of the outstanding equity of MWUK Limited and Twin Hill (collectively, the “corporate apparel business”) was approximately $62 million, subject to certain working capital adjustments.  See Note 2 for additional information.  Unless noted otherwise, discussion in these notes to the consolidated financial statements pertain to our continuing operations.

We follow the standard fiscal year of the retail industry, which is a 52-week or 53-week period ending on the Saturday closest to January 31.  The periods presented in these financial statements are the fiscal years ended February 1, 2020 (“fiscal 2019”), February 2, 2019 (“fiscal 2018”), and February 3, 2018 (“fiscal 2017”).  Each of these periods had 52 weeks except for fiscal 2017, which consisted of 53 weeks.

Principles of Consolidation— The consolidated financial statements include the accounts of Tailored Brands, Inc. and its subsidiaries.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications— Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Segment information— As a result of the sale of our corporate apparel business, we reassessed our segment reporting presentation.  We determined that the results from our four retail brands:  Men’s Wearhouse/Men’s Wearhouse and Tux, Jos. A. Bank, K&G and Moores represent separate operating segments that should continue to be aggregated into a reportable segment and, as a result, we have only one reportable segment.  See Note 7 for revenue information by brand and by major source.  Long-lived assets of our Canadian operations were $32.3 million and $36.6 million as of February 1, 2020 and February 2, 2019, respectively.

Cash and Cash Equivalents— Cash and cash equivalents includes all cash in banks, cash on hand and all highly liquid investments with an original maturity of three months or less.

Accounts Receivable—Accounts receivable consists of our receivables from third-party credit card providers and other trade receivables. Collectability is reviewed regularly and recorded net of an allowance for uncollectible accounts, which is adjusted as necessary.  As of February 1, 2020 and February 2, 2019, the allowance for uncollectible accounts was $0.8 million and $0.9 million, respectively.

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

Assets Held for Sale—Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell.  As of February 1, 2020, assets held for sale totaled $34.9 million including $30.0 million related to the Joseph Abboud tradename, which we sold in the first quarter of 2020.  See Note 23 for additional information.  The remaining $4.9 million of assets held for sale are primarily related to recently closed distribution centers which we intend to sell in fiscal 2020.  As we believe the fair value less costs to sell for the assets held for sale exceeds their carrying amount, no adjustment to their carrying value was recorded in fiscal 2019.

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

Buildings are depreciated using the straight-line method over their estimated useful lives of 10 to 25 years. Depreciation of leasehold improvements is computed on the straight-line method over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably certain of being exercised, or the useful life of the assets, whichever is shorter. Furniture, fixtures and equipment are depreciated using primarily the straight-line method over their estimated useful lives of two to 15 years.

Depreciation expense was $102.4 million, $98.1 million and $100.1 million for fiscal 2019, 2018 and 2017, respectively.

Rental Product—Rental product is amortized to cost of sales based on the cost of each unit rented. The cost of each unit rented is estimated based on the number of times the unit is expected to be rented and the average cost of the rental product. Lost, damaged and retired rental product is also charged to cost of sales. Rental product is amortized to expense generally over a four year period. We make assumptions, based primarily on historical experience, as to the number of times each unit can be rented. Amortization expense was $34.3 million, $35.1 million and $38.0 million for fiscal 2019, 2018 and 2017, respectively.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, operating lease right-of-use assets and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset.

Asset impairment charges totaled $3.4 million, $1.0 million and $3.5 million for fiscal 2019, 2018 and 2017, respectively.  The $3.4 million and $1.0 million of asset impairment charges recorded in fiscal 2019 and 2018, respectively, relates to long-lived assets at our Joseph Abboud store and other underperforming stores. Of the $3.5 million recorded in fiscal 2017, $1.2 million relates to fixed assets in our tuxedo shops within Macy’s (see Note 4 for additional information) and the remainder relates to underperforming stores.

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

For purposes of our goodwill impairment evaluation, each of our merchandising brands are separate reporting units. Goodwill has been assigned to the reporting units based on prior business combinations related to the reporting units and our annual impairment assessment occurs on the last day of the second month of our fiscal fourth quarter.

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

As a result of our annual impairment evaluations, we believe that, as of February 1, 2020, none of our goodwill and indefinite-lived intangible assets are impaired.

Derivative Financial Instruments—Derivative financial instruments are recorded in the consolidated balance sheet at fair value as other current assets, other assets, accrued expenses and other current liabilities or other liabilities. For derivative instruments for which hedge accounting was not designated, the gain or loss is recorded in cost of sales in the consolidated statements of (loss) earnings. For derivative instruments that qualify for hedge accounting treatment, the effective portion of the derivative is recorded as a component of other comprehensive income (loss) and reclassified to earnings in the period when the hedged item affects earnings. Gains and losses on derivative instruments are reflected within cash flow from operating activities on the statement of cash flows.  See Note 19 for further information regarding our derivative instruments.

Self-Insurance— We self-insure significant portions of our workers’ compensation and employee medical costs. We estimate our liability for future payments under these programs based on historical experience and various assumptions as to participating employees, health care costs, number of claims and other factors, including industry trends and information provided to us by third parties. We also use actuarial estimates. If the number of claims or the costs associated with those claims were to increase significantly over our estimates, additional charges to earnings could be necessary to cover required payments.

Sabbatical Leave—Beginning in fiscal 2016, employees no longer earn a sabbatical leave and, as a result, we are no longer accruing benefits for sabbatical leave.  The accrued liability for sabbatical leave earned prior to fiscal 2016, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, was $1.5 million and $2.4 million as of fiscal 2019 and 2018, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases— Effective February 3, 2019, we adopted ASC 842, Leases ("ASC 842").  The adoption of ASC 842 resulted in a significant increase in our assets and liabilities given our considerable number of operating leases.  See Note 17 for additional discussion related to leases.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock options and stock appreciation rights on the date of grant.  The fair value of deferred stock units, performance units, and restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.  Awards settled in cash are classified as liabilities and the fair value of awards settled in cash will be remeasured at each reporting period until the awards are settled.

The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.  Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest and the level and likelihood of the performance condition to be met.  For grants with a service condition

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

only that are subject to graded vesting, we recognize expense on a straight-line basis over the requisite service period for the entire award.

Share-based compensation expense, including cash settled awards, recognized for fiscal 2019, 2018 and 2017 was $8.6 million, $17.7 million and $24.1 million, respectively. Total income tax benefit recognized in net (loss) earnings for share-based compensation arrangements was $2.2 million, $4.4 million and $9.1 million for fiscal 2019, 2018 and 2017, respectively. See Note 15 for additional disclosures regarding share-based compensation.

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

(Loss) earnings per share— Basic (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted-average common shares outstanding during the period.  Diluted (loss) earnings per common share is calculated using the treasury stock method. See Note 5 for disclosures regarding (loss) earnings per share.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of ASU 2018-15 is permitted.  We will adopt ASU 2018-15 in the first quarter of fiscal 2020 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS

On August 16, 2019, we completed the sale of MWUK Limited, our UK corporate apparel operations conducted under the Dimensions, Alexandra, and Yaffy brand names to Project Dart Bidco Limited, pursuant to a Share Purchase Agreement entered into on August 16, 2019.  In addition, we also completed the sale of Twin Hill Acquisition Company, Inc. (“Twin Hill”), our U.S. corporate apparel operation, to TH Holdco Inc., pursuant to a Stock Purchase Agreement entered into on August 16, 2019.  The aggregate consideration for all of the outstanding equity of MWUK Limited and Twin Hill (collectively, the “corporate apparel business”) was approximately $62 million, subject to certain working capital adjustments. After consideration of working capital adjustments and other related items, we received $49.3 million in cash during the third quarter of 2019 and approximately $6.0 million will be received in the first quarter of fiscal 2020.  During the fourth quarter of 2019, we recorded an additional working capital adjustment totaling $0.6 million, which was paid in the first quarter of 2020.  Prior to its sale, the corporate apparel business was its own reportable segment.

We determined that the sale of the corporate apparel business represents a strategic shift that will have a major effect on our results of operations and, as a result, have reported the disposal as discontinued operations.  We have presented the results of the corporate apparel business including the loss on the sale of the corporate apparel business within loss from discontinued operations, net in the consolidated statement of (loss) earnings for all periods presented.  Certain costs previously allocated to the corporate apparel business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations.  In addition, the goodwill impairment charge of $24.0 million recorded during the third quarter of 2018 and related to the corporate apparel business has been reclassified to discontinued operations.

Also, U.S. GAAP requires cumulative foreign currency translation adjustment balances to be released into earnings once the sale or liquidation of the net assets of a foreign entity occurs.  As we sold the operating entities associated with the corporate apparel business during the third quarter of 2019, we determined the cumulative foreign currency translation adjustment balance totaling $26.9 million should be released to earnings and classified within loss from discontinued operations.

The related assets and liabilities of the corporate apparel business are presented as current and non-current assets and liabilities of discontinued operations in the consolidated balance sheets as of February 2, 2019.  The following table provides details of the carrying amounts of major classes of assets and liabilities related to discontinued operations as of February 2, 2019 (in thousands):

February 2,
2019
ASSETS
Cash and cash equivalents	$22,760
Accounts receivable, net	38,387
Inventories	106,340
Other current assets	3,889
Total current assets	171,376
Property and equipment, net	14,856
Other assets	10,215
Total assets	$196,447

LIABILITIES
Accounts payable	$24,204
Accrued expenses and other current liabilities	15,821
Total current liabilities	40,025
Other liabilities	5,477
Total liabilities	$45,502

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details of the amounts reflected in (loss) earnings from discontinued operations, net of tax in the consolidated statements of (loss) earnings for fiscal 2019, 2018 and 2017 (in thousands):

	Fiscal Year
	2019	2018	2017
Net sales	$117,444	$235,391	$251,325
Cost of sales	85,042	168,532	183,987
Selling, general and administrative expenses	30,049	56,491	54,018
Goodwill impairment charge	—	23,991	—
Interest expense, net	—	3
Loss on sale of corporate apparel business	83,513	—	—
Loss on release of cumulative foreign currency translation adjustment	26,885	—	—
(Loss) earnings from discontinued operations before taxes	(108,045)	(13,626)	13,320
Income tax (benefit) expense	(402)	1,730	3,634
(Loss) earnings from discontinued operations, net of tax	$(107,643)	$(15,356)	$9,686

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows.  The following table provides selected information on cash flows related to discontinued operations for fiscal 2019, 2018 and 2017 (in thousands):

	Fiscal Year
	2019	2018	2017
Depreciation and amortization	$3,102	$6,501	$6,197
Capital expenditures	2,691	3,744	3,663
Significant non-cash operating and investing items:
Goodwill impairment charge	—	23,991	—
Loss on divestiture of business	83,513	—	—
Loss on release of cumulative foreign currency translation adjustment	26,885	—	—
Receivable related to sale of corporate apparel business	$6,048	$—	$—

3.  DIVESTITURE OF MW CLEANERS

On February 28, 2018, we entered into a definitive agreement to divest our MW Cleaners business for approximately $18.0 million, subject to certain adjustments, and the transaction closed on March 3, 2018.  During fiscal 2018, we received cash proceeds of $17.8 million and recorded a total loss on the divestiture totaling $3.8 million, which is included within SG&A in the consolidated statement of (loss) earnings.  During the fourth quarter of fiscal 2017, based on an indicator of the fair value of the business, we recorded a goodwill impairment charge of $1.5 million for MW Cleaners.

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

4.  TERMINATION OF TUXEDO RENTAL LICENSE AGREEMENT WITH MACY’S

During the first quarter of fiscal 2017, we reached an agreement with Macy's to wind down operations under the tuxedo rental license agreement established between Macy's and The Men's Wearhouse in 2015. During fiscal 2017, we completed the winding down of our operations related to our tuxedo shops within Macy's and all tuxedo shops within Macy's closed in the second quarter of 2017.

As a result of the agreement, during the first quarter of fiscal 2017, we incurred $17.2 million of termination-related costs, of which $14.6 million were cash charges.  These costs included $12.3 million related to contract termination, $1.4 million of rental product write-offs, $1.2 million of asset impairment charges and $2.3 million of other costs. Of the $17.2 million in termination-related costs, $15.8 million is recorded in SG&A and $1.4 million is included in cost of sales in the consolidated statement of (loss) earnings.  At February 3, 2018, all termination-related costs had been paid.

5.  (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per common share are computed using the actual net (loss) earnings and the actual weighted-average common shares outstanding rather than the rounded numbers presented within our consolidated statement of (loss) earnings and the accompanying notes.  As a result, it may not be possible to recalculate (loss) earnings per common share in our consolidated statement of (loss) earnings and the accompanying notes. The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Fiscal Year

	2019	2018	2017
Numerator
Net earnings from continuing operations	$25,367	$98,596	$87,017
(Loss) earnings from discontinued operations, net of tax	(107,643)	(15,356)	9,686
Net (loss) earnings	$(82,276)	$83,240	$96,703
Denominator
Basic weighted-average common shares outstanding	49,774	49,856	49,094
Dilutive effect of share-based awards	155	869	374
Diluted weighted-average common shares outstanding	49,929	50,725	49,468

Net earnings from continuing operations per common share:
Basic	$0.51	$1.98	$1.77
Diluted	$0.51	$1.94	$1.76
Net (loss) earnings from discontinued operations per common share:
Basic	$(2.16)	$(0.31)	$0.20
Diluted	$(2.16)	$(0.30)	$0.20
Net (loss) earnings per common share:
Basic	$(1.65)	$1.67	$1.97
Diluted	$(1.65)	$1.64	$1.95

For fiscal 2019, 2018 and 2017, 3.9 million, 0.8 million, and 1.8 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of February 1, 2020 our total leverage is below the maximum specified in the agreements, however, our secured leverage ratio is above the maximum level.  As a result, we are now subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250.0 million. In addition, as a result of the refinancing of the Term Loan and amending of our ABL Facility, our ability to pay dividends on our common stock has increased from a maximum of $10.0 million per quarter to a maximum of $15.0 million per quarter. See Note 13 for additional information on the suspension of our dividend in 2019.

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the October 2018 amendment of the New Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the New Term Loan using the interest method. The maturity date for the New Term Loan remains April 9, 2025, and all other material provisions of the New Term Loan remain unchanged.

The interest rate on the New Term Loan is based on 1-month LIBOR, which was 1.66% at February 1, 2020, plus the applicable margin of 3.25%, resulting in a total interest rate of 4.91%.  We have two interest rate swap agreements where the variable rates due under the New Term Loan have been exchanged for a fixed rate. At February 1, 2020, the total notional amount under these interest rate swaps is $705.0 million.  See Note 19 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the New Term Loan has been converted to a fixed rate and, as of February 1, 2020, the New Term Loan had a weighted average interest rate of 5.63%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature that matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate (“CDOR”) rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%. The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%. As of February 1, 2020, $50.0 million in borrowings were outstanding under the ABL Facility at a weighted average interest rate of approximately 3.2%.  During fiscal 2019, the maximum borrowing outstanding under the ABL Facility was $100.0 million.

We utilize letters of credit primarily as collateral for workers compensation claims.  At February 1, 2020, letters of credit totaling approximately $26.6 million were issued and outstanding.  Borrowings available under the ABL Facility as of February 1, 2020 were $400.5 million.

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

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes.  As of February 1, 2020, the redemption price is 101.75% of the face value and steps down to 100% of the face value on July 1, 2020.  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

During fiscal 2019, we repurchased and retired $54.8 million in face value of Senior Notes through open market repurchases. As a result, we recorded a net loss on extinguishment totaling $0.1 million, consisting of the elimination of unamortized deferred financing costs totaling $0.5 million partially offset by a $0.4 million gain upon repurchase, which is included as a separate line in the consolidated statement of (loss) earnings.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

The following table provides details on our long-term debt as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1,	February 2,
	2020	2019
Term Loan	$881,630	$891,000
Senior Notes	173,816	228,607
ABL Facility	50,000	48,500
Less: Deferred financing costs related to the Term Loan and Senior Notes	(2,048)	(3,246)
Total long-term debt, net	1,103,398	1,164,861
Current portion of long-term debt	(9,000)	(11,619)
Total long-term debt, net of current portion	$1,094,398	$1,153,242

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter (in thousands):

Fiscal Year
2020	$9,000
2021	9,000
2022	232,816
2023	11,250
2024	6,750
Thereafter	836,630
Total long-term debt	1,105,446
Deferred financing costs	(2,048)
Total long-term debt, net	$1,103,398

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  REVENUE RECOGNITION

Adoption of ASC 606

Effective February 4, 2018, we adopted ASC 606 to all contracts using the modified retrospective approach.  We recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings.  The adoption had no impact to our previously reported results of operations or cash flows.

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

The adoption of ASC 606 primarily impacted the timing of revenue recognition related to our customer loyalty programs, gift cards and e-commerce sales, as discussed in more detail below.  In addition, for our corporate apparel business, which has been reclassified to discontinued operations, certain deferred revenue balances along with related inventory amounts were eliminated as part of the cumulative adjustment to opening retained earnings.  Also, for estimated sales returns, we now recognize allowances for estimated sales returns on a gross basis rather than a net basis on the consolidated balance sheets.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues

The following table sets forth supplemental products and services sales information for the Company (in thousands):

	Fiscal Year
	2019	2018	2017
Net sales:
Men's tailored clothing product	$1,305,913	$1,385,320	$1,351,881
Men's non-tailored clothing product	971,509	988,973	1,008,663
Women's clothing product	68,354	68,518	70,630
Other (1)	12,616	11,936	8,643
Total retail clothing product	2,358,392	2,454,747	2,439,817
Rental services	383,521	399,146	428,355
Alteration services	139,348	148,067	150,005
Retail dry cleaning services (2)	—	2,551	34,844
Total alteration and other services	139,348	150,618	184,849
Total net sales	$2,881,261	$3,004,511	$3,053,021
(1)	Other consists of franchise and licensing revenues and gift card breakage. Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. See Note 3 for additional information.

Additional net sales information is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Net sales:
Men's Wearhouse(1)	$1,655,924	$1,741,983	$1,742,668
Jos. A. Bank	706,040	722,887	735,149
K&G	318,363	319,476	323,994
Moores	200,934	217,614	216,366
MW Cleaners(2)	—	2,551	34,844
Total net sales	$2,881,261	$3,004,511	$3,053,021
(1)	Consists of Men’s Wearhouse, Men’s Wearhouse and Tux, tuxedo shops within Macy's (all 170 of which were closed during 2017) and Joseph Abboud.
(2)	On March 3, 2018, we completed the divestiture of our MW Cleaners business. See Note 3 for additional information.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information related to geographic areas in which we operate, with net sales classified based primarily on the geographic area where our customer is located (in thousands):

	Fiscal Year
	2019	2018	2017
Net sales:
U.S.	$2,680,327	$2,786,897	$2,836,655
Canada	200,934	217,614	216,366
Total net sales	$2,881,261	$3,004,511	$3,053,021

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

During the fourth quarter of 2018, we redeemed certain loyalty members’ cumulative outstanding points into reward certificates prior to them reaching 500 total points, and these certificates expired on February 2, 2019.  In addition, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019, which was completed.  As a result of these changes in the loyalty programs, in fiscal 2018, we recorded a decrease to our deferred revenue liability related to outstanding loyalty program points of $17.6 million, $14.3 million net of income taxes, or $0.28 earnings per diluted share.

Our estimate of the expected usage of points and certificates requires significant management judgment. Current and future changes to our assumptions or to loyalty program rules may result in material changes to the deferred revenue balance as well as recognized revenues from the loyalty programs.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gift Card Breakage

Proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales from products and services when the cards are redeemed.  Our gift cards do not have expiration dates.  In addition, we recognize revenue for gift cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We review our gift card breakage estimate based on our historical redemption patterns.  Pre-tax breakage income of $3.5 and $3.1 million was recognized during fiscal 2019 and 2018, respectively. In prior years, we recognized income from breakage of gift cards as a reduction of SG&A when the likelihood of redemption of the gift card was remote. Pre-tax breakage income of $3.2 million was recognized during fiscal 2017.

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $5.8 million and $6.4 million at February 1, 2020 and February 2, 2019, respectively, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $3.0 million and $3.2 million at February 1, 2020 and February 2, 2019, respectively.

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 2, 2019	(Decrease)	February 1, 2020
Contract liabilities	$121,796	$(261)	$121,535

	Balance at	Increase	Balance at
	February 3, 2018	(Decrease)	February 2, 2019
	As Adjusted
Contract liabilities	$139,809	$(18,013)	$121,796

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are primarily included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our consolidated balance sheets.  See Note 11 for additional information on our accrued expenses and other current liabilities.

The amount of revenue recognized for fiscal 2019 and 2018 that was included in the opening contract liability balance was $81.7 million and $100.0 million, respectively. This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.  Fiscal 2018 also includes the impact of changes related to our loyalty programs of $17.6 million.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the net carrying amount of goodwill for the years ended February 1, 2020 and February 2, 2019 are as follows (in thousands):

Total
Balance at February 3, 2018	$94,305
Goodwill of divested business (see Note 3)	(13,588)
Translation adjustment	(1,226)
Balance at February 2, 2019	$79,491
Translation adjustment	(220)
Balance at February 1, 2020	$79,271

As of February 1, 2020 and February 2, 2019, accumulated goodwill impairment totaled $780.0 million.

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$13,506	$13,506
Favorable leases	—	11,844
Total carrying amount	13,506	25,350
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(9,863)	(9,677)
Favorable leases	—	(5,162)
Total accumulated amortization	(9,863)	(14,839)
Total amortizable intangible assets, net	3,643	10,511
Indefinite-lived intangible assets:
Trademarks and tradename	113,200	143,200
Total intangible assets, net	$116,843	$153,711

The elimination of favorable leases is due to the adoption of ASC 842, effective February 3, 2019.  See Note 17 for additional information.  The decrease in trademarks, tradenames and franchise agreements and the elimination of customer relationships is due to the sale of our corporate apparel business.  See Note 2 for additional information.  In addition, the decrease in indefinite-lived trademarks and tradenames reflects the reclassification of the Joseph Abboud tradename totaling $30.0 million as an asset held for sale in the consolidated balance sheets due to the sale of the Joseph Abboud trademarks which closed on March 4, 2020. See Note 23 for additional information.

Amortization expense associated with intangible assets subject to amortization totaled approximately $0.2 million, $1.6 million and $1.8 million for fiscal 2019, 2018 and 2017, respectively.  Amortization expense associated with intangible assets subject to amortization at February 1, 2020 is estimated to be approximately $0.2 million each year for fiscal years 2020-2024.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

The following table provides details on our earnings before income taxes (in thousands):

	Fiscal Year
	2019	2018	2017
United States	$(17,678)	$73,775	$90,629
Foreign	44,690	42,527	31,005
Total	$27,012	$116,302	$121,634

The provision for income taxes consists of the following (in thousands):

	Fiscal Year
	2019	2018	2017
Current tax expense:
Federal	$4,231	$7,295	$25,578
State	2,196	4,853	5,055
Foreign	4,726	13,764	10,049
Deferred tax (benefit) expense:
Federal and state	(8,919)	(2,472)	(21,607)
Foreign	(589)	(5,734)	15,542
Total	$1,645	$17,706	$34,617

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

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	33.7%
State income taxes, net of federal benefit	(1.5)	4.1	1.4
Uncertain tax positions	0.1	(0.5)	(15.1)
Foreign tax rate differential	(21.7)	4.3	(1.9)
Amortizable tax goodwill	—	(4.3)	(1.2)
Foreign income taxed in the U.S.	15.8	1.8	—
Return to provision	(6.5)	(4.2)	(2.5)
Valuation allowance	34.5	1.0	7.9
Tax credits	(45.6)	(6.1)	(9.9)
Impact of change to permanent reinvestment of foreign earnings	2.1	4.6	14.2
Impact of Tax Reform Act	—	(5.2)	(0.2)
Inventory donations	(7.1)	(1.7)	(1.3)
Stock compensation	9.2	—	2.3
Impact of ASC 810	3.7	0.6	—
Meals and entertainment	2.4	0.5	0.4
Other	(0.3)	(0.7)	0.7
	6.1%	15.2%	28.5%

In fiscal 2019, our effective income tax rate was 6.1% and is lower than the U.S. statutory rate primarily due to benefits from foreign tax credits offset by a net increased valuation allowance. In fiscal 2018, our effective income tax rate from continuing operations was 15.2% and is lower than the U.S. statutory rate primarily due to the impact of the Tax Reform Act and usage of tax credits, which are partially offset by state income tax changes related to the Tax Reform Act and foreign earnings with higher tax rates in these jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of February 1, 2020, it is more likely than not that we will realize the benefits of the deferred tax assets, except as discussed below.

During 2019, valuation allowances recorded against deferred tax assets increased by $9.4 million. The increase in valuation allowances related to charitable contributions and various state tax attributes of $14.7 million and was primarily driven by uncertainties regarding the future realization of tax attributes recorded in multiple jurisdictions.  The increase in valuation allowances was partially offset by a decrease of $5.3 million related to tax credits due to sustained profitability which allows us to release the valuation allowance on these tax attributes.

At February 1, 2020, we had tax attributes including federal net operating loss (“NOL”), state NOL and U.S. capital loss carryforwards of approximately $6.2 million, $236.7 million and $21.1 million, respectively.  The federal NOL can be can be carried forward indefinitely, the state NOL carryforwards will expire between fiscal 2020 and 2039, and the capital loss can be carried forward 5 years.  At February 1, 2020, we also had $15.8 million of foreign tax credit carryforwards, which will expire between fiscal 2021 and fiscal 2029.

At February 1, 2020 and February 2, 2019, we had net non-current deferred tax liabilities of $22.0 million and $43.0 million, respectively.  We have a valuation allowance of $30.1 million against certain state deferred tax assets and foreign tax credits for which we have concluded it is more likely than not that we will not recognize the asset.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total deferred tax assets and liabilities and the related temporary differences as of February 1, 2020 and February 2, 2019 were as follows (in thousands):

	February 1,	February 2,
	2020	2019
Deferred tax assets:
Accrued rent and other expenses	$20,439	$27,098
Accrued compensation	10,408	17,667
Accrued inventory reserves	8,159	5,654
Interest rate swap	8,649	1,558
Operating lease liabilities	218,257	9,249
Other	98	6,617
Tax attributes	56,955	32,030
Total deferred tax assets	322,965	99,873
Valuation allowance	(30,123)	(20,686)
Net deferred tax assets	292,842	79,187
Deferred tax liabilities:
Property and equipment	(40,656)	(47,287)
Capitalized inventory costs	(12,050)	(12,538)
Intangibles	(40,558)	(41,176)
Investment in foreign subsidiaries	(11,239)	(12,321)
Operating lease right-of-use assets	(206,023)	—
Other	(4,356)	(8,863)
Total deferred tax liabilities	(314,882)	(122,185)
Net deferred tax liabilities	$(22,040)	$(42,998)

In accordance with the guidance regarding accounting for uncertainty in income taxes, we classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year and recognize interest and/or penalties related to income tax matters in income tax expense. As of February 1, 2020 and February 2, 2019, the total amount of accrued interest related to uncertain tax positions was $0.1 million and $0.1 million, respectively.

The following table summarizes the activity related to our uncertain tax positions (in thousands):

	February 1,	February 2,
	2020	2019
Gross uncertain tax positions, beginning balance	$619	$1,154
Increase in tax positions for prior years	—	—
Decrease in tax positions for prior years	—	(535)
Increase in tax positions due to business combinations	—	—
Increase in tax positions for current year	—	—
Decrease in tax positions for current year	—	—
Settlements	—	—
Lapse from statute of limitations	—	—
Gross uncertain tax positions, ending balance	$619	$619

Of the $0.6 million in uncertain tax positions as of February 1, 2020, $0.6 million, if recognized, would reduce our income tax expense and effective tax rate. We do not expect material changes in the total amount of uncertain tax positions within the next 12 months as the outcome of tax matters is uncertain and unforeseen results can occur.

We are subject to routine compliance examinations on tax matters by various tax jurisdictions in the ordinary course of business.  Tax return years which are open to examinations range from fiscal 2014 through fiscal 2018.  Our tax jurisdictions primarily consist of the United States, Canada, the United Kingdom, and Hong Kong as well as their states, territories, provinces and other political subdivisions. We are currently under IRS examination for fiscal year 2016.  A number of U.S. state examinations are ongoing.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  INVENTORIES

The following table provides details on our inventories as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1,	February 2,
	2020	2019
Finished goods	$554,706	$581,953
Raw materials and merchandise components	141,951	142,133
Total inventories	$696,657	$724,086

11. OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES AND DEFERRED TAXES AND OTHER LIABILITIES

The following table provides details on our other current assets as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1,	February 2,
	2020	2019
Prepaid expenses	$28,111	$53,455
Tax receivable	12,010	—
Other	9,009	13,368
Total other current assets	$49,130	$66,823

The decrease in prepaid expenses is primarily due to the impact on prepaid rent resulting from the adoption of ASC 842, effective February 3, 2019.  See Note 17 for additional information.  The following table provides details on our accrued expenses and other current liabilities as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1,	February 2,
	2020	2019
Accrued salary, bonus, sabbatical, vacation and other benefits	$58,264	$78,297
Loyalty program liabilities	43,692	44,434
Customer deposits, prepayments and refunds payable	39,527	38,436
Unredeemed gift cards	30,024	32,178
Sales, value added, payroll, property and other taxes payable	18,208	20,930
Accrued workers compensation and medical costs	20,954	23,893
Accrued dividends	380	10,480
Accrued interest	5,552	1,828
Unrealized loss on interest rate swaps	7,701	1,625
Accrued royalties	2,543	1,286
Other	19,265	15,311
Total accrued expenses and other current liabilities	$246,110	$268,698

The following table provides details on our deferred taxes, net and other liabilities as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1,	February 2,
	2020	2019
Deferred and other income tax liabilities, net	$36,373	$48,199
Unrealized loss on interest rate swaps	26,885	7,605
Deferred rent and landlord incentives	—	57,351
Unfavorable lease liabilities	—	1,797
Other	4,555	4,593
Total deferred taxes, net and other liabilities	$67,813	$119,545

The elimination of deferred rent and landlord incentives and unfavorable lease liabilities is due to the adoption of ASC 842, effective February 3, 2019. See Note 17 for additional information.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of accumulated other comprehensive (loss) income during fiscal 2019, 2018 and 2017 (in thousands and net of tax):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— January 28, 2017	$(40,205)	$(82)	$204	$(40,083)
Other comprehensive (loss) income before reclassifications	29,089	(3,359)	(20)	25,710
Amounts reclassified from accumulated other comprehensive loss	—	4,682	—	4,682
Tax effect	—	(1,096)	5	(1,091)
Net other comprehensive income (loss)	29,089	227	(15)	29,301
BALANCE— February 3, 2018	(11,116)	145	189	(10,782)
Other comprehensive loss before reclassifications	(18,704)	(8,393)	(45)	(27,142)
Amounts reclassified from accumulated other comprehensive loss	—	2,178		2,178
Tax effect	—	1,756	11	1,767
Net other comprehensive loss	(18,704)	(4,459)	(34)	(23,197)
BALANCE— February 2, 2019	(29,820)	(4,314)	155	(33,979)
Other comprehensive loss before reclassifications	(4,847)	(30,578)	(701)	(36,126)
Amounts reclassified from accumulated other comprehensive loss	—	1,250	—	1,250
Release of cumulative foreign currency translation adjustment to loss from discontinued operations (see Note 2)	26,885	—	—	26,885
Tax effect	—	7,274	182	7,456
Net other comprehensive income (loss)	22,038	(22,054)	(519)	(535)
BALANCE— February 1, 2020	$(7,782)	$(26,368)	$(364)	$(34,514)

Amounts reclassified from other comprehensive (loss) income in fiscal 2019 related to changes in the fair value of our interest rate swaps, which is recorded in interest expense in the consolidated statement of (loss) earnings and the impact of the cancellation of cash flow hedges related to inventory purchases for our divested corporate apparel business. Amounts reclassified from other comprehensive (loss) income in fiscal 2018 and 2017 related to changes in the fair value of our interest rate swaps which is recorded in interest expense in the consolidated statement of (loss) earnings and changes in the fair value of cash flow hedges related to inventory purchases, which is recorded within cost of sales in the consolidated statement of (loss) earnings.

13.  DIVIDENDS

On September 11, 2019, after extensive review, the Company announced an update to the Company’s capital allocation policy.  Effective in the fourth quarter of fiscal, 2019, our quarterly cash dividend was suspended and the cash was redeployed for accelerated debt reduction and opportunistic share repurchases.

Cash dividends paid were approximately $28.1 million, $36.9 million and $35.8 million during fiscal 2019, 2018 and 2017, respectively.  In fiscal 2019, a dividend of $0.18 per share was declared in each of the first two quarters, for an annual dividend of $0.36 per share.  In fiscal 2018 and 2017, a dividend of $0.18 per share was declared in each quarter, for an annual dividend of $0.72 per share, respectively.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  SHARE REPURCHASES

In March 2013, our Board approved a share repurchase program for our common stock.  During the third quarter of 2019, we repurchased 2,336,852 shares through open market repurchases at a cost of $10.0 million for an average price of $4.28 per share.  At February 1, 2020, the remaining balance available under the Board’s authorization was $38.0 million.  No shares were repurchased during fiscal 2018 or fiscal 2017.

15.  EQUITY AND SHARE-BASED COMPENSATION PLANS

Preferred Stock

Our Board is authorized to issue up to 2,000,000 shares of preferred stock and to determine the dividend rights and terms, redemption rights and terms, liquidation preferences, conversion rights, voting rights and sinking fund provisions of those shares without any further vote or act by Company shareholders. There was no issued preferred stock as of February 1, 2020 and February 2, 2019, respectively.

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

In addition, we continue to administer the 2004 Long-Term Incentive Plan (the “2004 LTIP”) and the 1996 Long-Term Incentive Plan (“1996 Plan”) as a result of awards which remain outstanding pursuant to such plans. Awards are no longer available for grant under the 2004 LTIP and 1996 Plan.

Stock options and stock appreciation rights granted under these plans vest annually in varying increments over a period from one to three years and must be exercised within ten years of the date of grant. Grants of deferred stock units, performance units or restricted stock generally vest over a period from one to three years.

As of February 1, 2020, 3,676,509 shares were available for grant under the 2016 LTIP and 8,680,893 shares of common stock were reserved for future issuance under the existing plans.

Non-Vested Deferred Stock Units, Performance Units and Restricted Stock

The following table summarizes the activity of time-based and performance-based (collectively, “DSUs”) awards during fiscal 2019:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 2, 2019	939,086	336,906	$22.60	$18.59
Granted	164,662	—	5.53	—
Vested(1)	(487,020)	(73,064)	21.61	23.27
Forfeited	(145,219)	(98,030)	22.11	17.25
Non-Vested at February 1, 2020	471,509	165,812	$17.81	$17.33
(1)	Includes 173,360 shares relinquished for tax payments related to vested DSUs in fiscal 2019.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes additional information about DSUs:

	Fiscal Year
	2019	2018	2017
DSUs issued	164,662	941,328	1,015,236
Weighted average grant date fair value	$5.53	$26.81	$11.47

We have determined the performance targets for the 165,812 outstanding performance units are not probable of achievement and are not expected to vest. Performance units that are unvested at the end of the performance period will lapse and be forfeited.

The fair value of shares vested was $12.2 million, $17.2 million and $11.6 million in fiscal 2019, 2018 and 2017, respectively. As of February 1, 2020, the intrinsic value of non-vested DSUs was $2.5 million.  As of February 1, 2020, we have unrecognized compensation expense related to non-vested DSUs of approximately $4.8 million which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Options and Stock Appreciation Rights (“SARs”)

The following table summarizes the activity of stock options during fiscal 2019:

			Weighted-
			Average		Aggregate
		Weighted-	Remaining		Intrinsic
	Number of	Average	Contractual		Value
	Shares	Exercise Price	Term		(in thousands)
Outstanding at February 2, 2019	1,252,072	$23.64
Granted	3,258,797	7.42
Exercised	—	—
Forfeited	(415,327)	10.44
Expired	(142,955)	26.98
Outstanding at February 1, 2020	3,952,587	$11.53	8.5	Years	$—
Vested and expected to vest at February 1, 2020	3,814,766	$11.68	8.4	Years	$—
Exercisable at February 1, 2020	830,093	$24.59	5.8	Years	$—

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

The following table summarizes the activity of SARs during fiscal 2019:

			Average		Aggregate
		Weighted-	Remaining		Intrinsic
	Number of	Average	Contractual		Value
	Shares	Exercise Price	Term		(in thousands)
Outstanding at February 2, 2019	—	$—
Granted	414,476	7.62
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at February 1, 2020	414,476	$7.62	9.2	Years	$—
Vested and expected to vest at February 1, 2020	414,476	$7.62	9.2	Years	$—
Exercisable at February 1, 2020	—	$—	—	Years	$—

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of stock options granted during fiscal 2019, 2018 and 2017 was $2.98, $10.29 and $3.86, respectively. The weighted-average grant date fair value of the SARs granted during fiscal 2019 was $3.01 per share.  The fair value of stock options and SARs is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year
	2019	2018	2017
Risk-free interest rate	2.35%	2.70%	1.75%
Expected lives	5.0 years	5.0 years	5.0 years
Dividend yield(1)	4.09%	4.21%	4.69%
Expected volatility	62.65%	56.55%	55.12%

(1)	Awards granted after announcement of the suspension of our dividend assume a dividend yield of 0%.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives represents the period of time the stock options and SARs are expected to be outstanding after their grant date. The dividend yield is based on the average of the annual dividend divided by the market price of our common stock at the time of declaration. The expected volatility is based on historical volatility of our common stock. There were no stock options or SARs exercised during fiscal 2019. The total intrinsic value of stock options exercised during fiscal 2018 and 2017 was $1.7 million and less than $0.1 million, respectively. As of February 1, 2020, we have unrecognized compensation expense related to non-vested stock options and SARs of approximately $8.3 million which is expected to be recognized over a weighted-average period of 1.5 years.

Cash Settled Awards

We have granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock.  The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.  At February 1, 2020, the liability associated with the cash settled awards was $1.7 million and was recorded in accrued expenses and other current liabilities in the consolidated balance sheets.  At February 2, 2019, the liability associated with the cash settled awards was $3.8 million with $2.4 million recorded in accrued expenses and other current liabilities and $1.4 million recorded in other liabilities in the consolidated balance sheets.

The following table summarizes the activity of cash settled awards during fiscal 2019 (in thousands):

Cash Settled Awards
Non-Vested at February 2, 2019	$5,072
Granted	4,480
Vested	(2,426)
Forfeited	(906)
Non-Vested at February 1, 2020	$6,220

As of February 1, 2020, we have unrecognized compensation expense related to non-vested cash settled awards of approximately $2.2 million which is expected to be recognized over a weighted-average period of 1.6 years.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  RETIREMENT AND STOCK PURCHASE PLANS

We have 401(k) savings plans which allow eligible employees to save for retirement on a tax deferred basis.  Employer matching contributions under the 401(k) savings plans are made based on a formula set by the Board from time to time.  During fiscal 2019, 2018 and 2017, our matching contributions for the plans charged to operations were $3.1 million, $2.6 million and $2.7 million, respectively.

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

In addition, we have an Employee Stock Purchase Plan (“ESPP”) which allows employees to authorize after-tax payroll deductions to be used for the purchase of shares of our common stock at 85% of the lesser of the fair market value of our common stock on the first day of the offering period or the fair market value of our common stock on the last day of the offering period. In 2018, our shareholders approved amendments to the ESPP including increasing the number of shares available for purchase by 1,000,000 shares, resulting in a total of 3,137,500 shares available for purchase under the ESPP.  We make no contributions to this plan but pay all brokerage, service and other costs incurred. A participant may not purchase more than 125 shares during any calendar quarter.

During fiscal 2019, 2018 and 2017, employees purchased 344,433 shares, 103,081 shares and 167,673 shares, respectively, under the ESPP, the weighted-average fair value of which was $4.53, $16.76 and $10.74 per share, respectively. We recognized approximately $0.6 million of share-based compensation expense related to the ESPP for each of fiscal 2019, 2018 and 2017, respectively. As of February 1, 2020, 783,442 shares were reserved for future issuance under the ESPP.

17.  LEASES

Adoption of ASC 842

Effective February 3, 2019, we adopted ASC 842 using the modified retrospective approach.  As part of the adoption, we made the following elections:

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the cumulative effect of the changes made to our February 2, 2019 balance sheet for the adoption of ASC 842 effective on February 3, 2019 (in thousands):

	Reported		Adjusted
	Balance at	Impact of	Balance at
	February 2,	Adoption of	February 3,
	2019	ASC 842	2019
Assets:
Other current assets	$66,823	$(20,557)	$46,266
Current assets - discontinued operations	171,376	(197)	171,179

Operating lease right-of-use assets	—	884,231	884,231
Intangible assets, net	153,711	(6,682)	147,029
Non-current assets - discontinued operations	25,071	12,039	37,110

Current Liabilities:
Accrued expenses and other current liabilities	268,698	(151)	268,547
Current portion of operating lease liabilities	—	181,379	181,379
Current liabilities - discontinued operations	40,025	2,346	42,371

Noncurrent Liabilities:
Operating lease liabilities	—	735,482	735,482
Deferred taxes, net and other liabilities	119,545	(59,316)	60,229
Noncurrent liabilities - discontinued operations	5,477	9,496	14,973

Equity:
Accumulated deficit	$(468,048)	$(402)	$(468,450)

The adoption of ASC 842 primarily resulted in the recognition of operating lease liabilities totaling $869.2 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, with $183.6 million within current liabilities and $685.7 million in noncurrent liabilities.  In addition, we recorded corresponding right-of-use assets totaling $868.8 million based upon the operating lease liabilities adjusted for favorable lease intangible assets, previously included within intangible assets, net and deferred rent and unfavorable lease liabilities, previously included within deferred taxes, net and other liabilities.  In addition, we recorded a $0.4 million cumulative effect of initially applying ASC 842 as an adjustment to the opening balance of accumulated deficit.

Lease Information

We lease store locations, office and warehouse facilities, vehicles and equipment under various non-cancelable operating leases expiring in various years through 2032.

Substantially all of our stores are leased, generally for five to ten year initial terms.  Certain store leases include one or more options to renew, with renewal terms that range from one to ten years.  Management uses its judgment to determine if a renewal option is reasonably certain of being exercised including consideration of the significant investment related to the identification, opening and operation of these store locations.  In addition, under our real estate leases, we pay costs such as real estate taxes and common area maintenance and certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels.  These costs are generally considered variable lease payments, and are recognized when deemed probable of payment. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  In addition, we sublease certain real estate to third parties.  Amounts related to subleases were immaterial to the consolidated financial statements.

Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date.  Operating lease liabilities represent the present value of lease payments.  Operating lease right-of-use assets represent our

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of lease cost are as follows (in thousands):

February 1, 2020
Operating lease cost	$248,975
Variable lease cost	73,929
Total lease cost	$322,904

Operating lease expense is recognized on a straight-line basis over the lease term.  Total lease costs for stores and our distribution network are included in cost of sales while other total lease costs are included in SG&A expenses.

Supplemental balance sheet information related to operating leases consists of the following (in thousands):

February 1, 2020
Operating lease right-of-use assets	$880,291

Current portion of operating lease liabilities	$186,304
Noncurrent portion operating lease liabilities	726,327
Total operating lease liabilities	$912,631

Lease term and discount rate for operating leases were as follows:

February 1, 2020
Weighted average remaining lease term	5.6 years
Weighted average discount rate	5.22%

Supplemental disclosures of cash flow information consists of the following (in thousands):

February 1, 2020
Cash paid for operating leases	$254,605
Operating lease assets obtained in exchange for operating lease liabilities	$1,074,670

At February 1, 2020, we have approximately $912.6 million of non-cancelable operating lease commitments and no finance leases.  The following table summarizes the undiscounted annual future minimum lease payments, as of February 1, 2020, for each of the next five years and in the aggregate (in thousands):

Operating Leases
Year 1	$228,872
Year 2	237,532
Year 3	196,783
Year 4	149,501
Year 5	106,826
Thereafter	134,146
Total lease payments	$1,053,660
Less: Interest	(141,029)
Present value of lease liabilities	$912,631

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disclosures Related to Periods Prior to Adoption of ASC 842

As previously disclosed in our 2018 Annual Report on Form 10-K and under the accounting standards then in effect, our operating leases generally contain rent escalation clauses, rent holidays, contingent rent provisions and occasionally leasehold incentives. Rent expense for operating leases is recognized on a straight-line basis over the term of the lease, which is generally five to ten years based on the initial lease term plus first renewal option periods that are reasonably assured. Rent expense for stores is included in cost of sales as a part of occupancy cost and other rent is included in SG&A. The lease terms commence when we take possession with the right to control use of the leased premises, which normally includes a construction period and, for stores, is approximately 60 days prior to the date rent payments begin.

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

Rent expense for operating leases for fiscal 2018 and 2017 was $247.9 million and $251.3 million respectively, and includes contingent rentals of $1.8 million and $2.1 million, respectively. Minimum future rental payments under non-cancelable leases as of February 2, 2019 for each of the next five years and in the aggregate are as follows (in thousands):

Fiscal Year	Operating Leases
2019	$236,539
2020	206,652
2021	173,294
2022	131,800
2023	86,127
Thereafter	140,256
Total lease payments	$974,668

18.  FAIR VALUE MEASUREMENTS

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
February 1, 2020—
Assets:
Derivative financial instruments	$—	$7	$—	$7
Liabilities:
Derivative financial instruments	$—	$34,586	$—	$34,586
February 2, 2019—
Assets:
Derivative financial instruments	$—	$2,965	$—	$2,965
Liabilities:
Derivative financial instruments	$—	$9,307	$—	$9,307

At February 1, 2020, derivative financial instruments are comprised of interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness and foreign currency forward exchange contracts primarily entered into related to our direct sourcing programs, specifically related to the Canadian dollar.

These derivative financial instruments are recorded in the consolidated balance sheets at fair value based upon observable market inputs, primarily pricing models based on current market rates. Derivative financial instruments in an asset position are included within other current assets or other assets in the consolidated balance sheets. Derivative financial instruments in a liability position are included within accrued expenses and other current liabilities or noncurrent liabilities in the consolidated balance sheets. See Note 19 for further information regarding our derivative instruments.

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, such as property and equipment, operating lease right-of-use assets, goodwill and identifiable intangibles, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

As discussed in Note 1, during fiscal 2019, 2018 and 2017, we incurred $3.4 million, $1.0 million and $3.5 million, respectively, of asset impairment charges, which is included within SG&A expenses in our consolidated statement of (loss) earnings, primarily related to underperforming stores.  The estimated fair value of the impaired long-lived assets was $1.4 million, $0.6 million and $0.7 million, respectively.  In addition, during fiscal 2019, we recognized a writeoff of $2.9 million of rental product related to the closure of a Canadian distribution center, which is included within cost of sales in our consolidated statement of (loss) earnings. We estimated the fair value of these long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The fair values of long-lived assets are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy.

During fiscal 2017, we recorded a goodwill impairment charge related to MW Cleaners totaling $1.5 million. We estimated the fair value of the MW Cleaners business based on an estimate provided to us by a market participant, which we classified as Level 2 within the fair value hierarchy.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. Management estimates that, as of February 1, 2020 and February 2, 2019, the carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	February 1, 2020		February 2, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,053,398	$896,851	$1,116,361	$1,120,296

(1) The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $2.0 million and $3.2 million as of February 1, 2020 and February 2, 2019, respectively.

19. DERIVATIVE FINANCIAL INSTRUMENTS

Effective February 3, 2019, we adopted ASU 2017-12, Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities.  The adoption of ASU 2017-12 did not have an impact on our financial position, results of operations or cash flows.

In April 2017, we entered into an interest rate swap contract on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At February 1, 2020, the notional amount totaled $320.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount.

In June 2018, we entered into an interest rate swap contract on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At February 1, 2020, the notional amount totaled $385.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount.

We have designated each interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark rate and the fair value of the swaps is reported as a component of accumulated other comprehensive (loss) income.  For both swaps, changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, $7.7 million of the amounts related to the interest rate swaps is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within interest expense.

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

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  We have not elected to apply hedge accounting to these derivative instruments. At February 1, 2020, the notional amount of these instruments totaled $5.3 million. Amounts related to these transactions were immaterial to our consolidated financial statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides details on our derivative instruments recorded in the consolidated balance sheets as of February 1, 2020 and February 2, 2019 (in thousands):

	February 1, 2020		February 2, 2019
	Balance	Estimated	Balance	Estimated
	Sheet Location	Fair Value	Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current assets	$1,610
Interest rate contracts	Other assets	—	Other assets	1,355
Foreign exchange contracts	Other current assets	7	Other current assets	—
Total assets		$7		$2,965

Interest rate contracts	Accrued expenses and other current liabilities	$7,701	Accrued expenses and other current liabilities	$1,625
Interest rate contracts	Deferred taxes, net and other liabilities	26,885	Deferred taxes, net and other liabilities	7,605
Foreign exchange contracts	Accrued expenses and other current liabilities	—	Accrued expenses and other current liabilities	77
Total liabilities		$34,586		$9,307

The following table provides details on our derivative instruments recorded in the consolidated statements of (loss) earnings and comprehensive (loss) income during fiscal 2019 and 2018 (in thousands):

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Year Ended			For the Year Ended
	February 1, 2020	February 2, 2019		February 1, 2020	February 2, 2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(22,931)	$(8,296)	Interest expense	$1,692	$818

20. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 2, 2017, two American Airlines employees, Thor Zurbriggen and Dena Catan, filed a putative class action lawsuit against our then-existing subsidiary Twin Hill in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648). The complaint alleged claims for strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs, adding American Airlines, Inc. as a defendant, and adding claims for civil battery and intentional infliction of emotional distress. Plaintiffs filed a Seconded Amended Complaint on October 4, 2018 on behalf of 39 named plaintiffs, adding PSA Airlines, Inc. and Envoy Air Inc. as defendants, adding new factual allegations and adding a new claim of fraud against American.  The Second Amended Complaint included plaintiffs from the Onody (Case No. 1:18-cv-02303) and Joy (Case No. 1:18-cv-05808) matters we reported in prior filings. As a result, on October 16, 2018, the judge dismissed the separate Onody and Joy matters. We have timely answered the Second Amended Complaint and the matter will proceed in due course. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our then-existing subsidiary Twin Hill in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands as a defendant. This case was consolidated for pretrial purposes only with other complaints containing identical allegations, including the Agnello, Hughes, Mackonochie and Wagoner cases that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.    We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On August 16, 2019, we completed the sale of Twin Hill to a third-party pursuant to a Stock Purchase Agreement, but remain responsible for the above referenced American Airlines matters.

On December 23, 2019, Himelda Mendez on behalf of herself and all others similarly situated, filed a lawsuit against Jos. A. Bank Clothiers, Inc. in the United States District Court for the Southern District of New York (Case No. 1:19-cv-11756-KPF). The complaint alleges the Company’s failure to offer Braille gift cards violates the Americans with Disabilities Act (“ADA”), the New York State Human Rights Law (“NYSHRL”), and the New York City Human Rights Law (“NYCHRL”). We believe the lawsuit is without merit, and we intend to contest this action vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On December 23, 2019, Himelda Mendez on behalf of herself and all others similarly situated, filed a lawsuit against The Men’s Wearhouse, Inc. in the United States District Court for the Southern District of New York (Case No. 1:19-cv-11765-RA). The complaint alleges the Company’s failure to offer Braille gift cards violates the ADA, the NYSHRL, and the NYCHRL.  We believe the lawsuit is without merit, and we intend to contest this action vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On December 26, 2019, Himelda Mendez on behalf of herself and all others similarly situated, filed a lawsuit against JA Apparel Corp. dba Joseph Abboud in the United States District Court for the Southern District of New York (Case No. 1:19-cv-11807-VEC). The complaint alleges the Company’s failure to offer Braille gift cards violates the ADA, the NYSHRL, and the NYCHRL. We believe the lawsuit is without merit, and we intend to contest this action vigorously. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Balance Sheet

February 1, 2020

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$961	$1,495	$11,964	$—	$14,420
Accounts receivable, net	—	28,603	345,683	49,043	(383,356)	39,973
Inventories	—	136,228	420,339	140,090	—	696,657
Other current assets	10,379	11,145	56,192	16,349	(10,000)	84,065
Total current assets	10,379	176,937	823,709	217,446	(393,356)	835,115
Property and equipment, net	—	173,271	199,396	23,145	—	395,812
Operating lease right-of-use assets	—	458,209	368,748	53,334	—	880,291
Rental product, net	—	81,370	2,370	9,157	—	92,897
Goodwill	—	6,160	52,128	20,983	—	79,271
Intangible assets, net	—	—	116,843	—	—	116,843
Investments in subsidiaries	86,771	1,180,304	—	—	(1,267,075)	—
Other assets	—	10,269	8,367	3,694	(3,600)	18,730
Total assets	$97,150	$2,086,520	$1,571,561	$327,759	$(1,664,031)	$2,418,959
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$189,526	$236,592	$68,845	$72,290	$(383,356)	$183,897
Accrued expenses and other current liabilities	2,207	148,929	91,349	17,041	(10,000)	249,526
Current portion of operating lease liabilities	—	99,195	75,229	11,880	—	186,304
Current portion of long-term debt	—	9,000	—	—	—	9,000
Total current liabilities	191,733	493,716	235,423	101,211	(393,356)	628,727
Long-term debt, net	—	1,094,398	—	—	—	1,094,398
Operating lease liabilities	—	381,150	303,040	42,137	—	726,327
Deferred taxes, net and other liabilities	3,723	30,485	23,022	14,183	(3,600)	67,813
Shareholders' (deficit) equity	(98,306)	86,771	1,010,076	170,228	(1,267,075)	(98,306)
Total liabilities and shareholders' equity	$97,150	$2,086,520	$1,571,561	$327,759	$(1,664,031)	$2,418,959

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended February 1, 2020
Net sales	$—	$1,650,102	$1,586,697	$719,517	$(1,075,055)	$2,881,261
Cost of sales	—	916,900	1,268,680	602,124	(1,075,055)	1,712,649
Gross margin	—	733,202	318,017	117,393	—	1,168,612
Operating expenses	3,071	652,665	527,887	86,926	(199,775)	1,070,774
Operating (loss) income	(3,071)	80,537	(209,870)	30,467	199,775	97,838
Other income and expenses, net	—	—	198,981	794	(199,775)	—
Interest (expense) income, net	(4,132)	(70,779)	4,851	(689)	—	(70,749)
Loss on extinguishment of debt, net	—	(77)	—	—	—	(77)
(Loss) earnings before income taxes	(7,203)	9,681	(6,038)	30,572	—	27,012
(Benefit) provision for income taxes	(2,847)	(7,370)	7,516	4,346	—	1,645
(Loss) earnings before equity in net income of subsidiaries	(4,356)	17,051	(13,554)	26,226	—	25,367
Equity in (loss) earnings of subsidiaries	(77,920)	(65,539)	—	—	143,459	—
Net (loss) earnings from continuing operations	(82,276)	(48,488)	(13,554)	26,226	143,459	25,367
Net (loss) earnings from discontinued operations, net of tax	—	(29,432)	2,013	(80,224)	—	(107,643)
Net (loss) earnings	$(82,276)	$(77,920)	$(11,541)	$(53,998)	$143,459	$(82,276)
Comprehensive (loss) income	$(82,811)	$(99,678)	$(11,541)	$(59,660)	$170,879	$(82,811)

Year Ended February 2, 2019
Net sales	$—	$1,735,743	$1,519,548	$450,247	$(701,027)	$3,004,511
Cost of sales	—	886,137	1,172,665	336,128	(701,027)	1,693,903
Gross margin	—	849,606	346,883	114,119	—	1,310,608
Operating expenses	4,489	538,469	531,206	67,145	(56,263)	1,085,046
Operating (loss) income	(4,489)	311,137	(184,323)	46,974	56,263	225,562
Other income and expenses, net	—	—	55,582	681	(56,263)	—
Interest (expense) income, net	(3,950)	(85,011)	7,949	2,005	—	(79,007)
Loss on extinguishment of debt, net	—	(30,253)	—	—	—	(30,253)
(Loss) earnings before income taxes	(8,439)	195,873	(120,792)	49,660	—	116,302
(Benefit) provision for income taxes	(1,056)	35,334	(25,295)	8,723	—	17,706
(Loss) earnings before equity in net income of subsidiaries	(7,383)	160,539	(95,497)	40,937	—	98,596
Equity in earnings (loss) of subsidiaries	90,623	(69,916)	—	—	(20,707)	—
Net earnings (loss) from continuing operations	83,240	90,623	(95,497)	40,937	(20,707)	98,596
Net earnings (loss) from discontinued operations, net of tax	—	—	3,208	(18,564)	—	(15,356)
Net earnings (loss)	$83,240	$90,623	$(92,289)	$22,373	$(20,707)	$83,240
Comprehensive income (loss)	$60,043	$83,146	$(92,323)	$6,687	$2,490	$60,043

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Earnings (Loss)

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Year Ended February 3, 2018
Net sales	$—	$1,737,651	$1,596,153	$543,558	$(824,341)	$3,053,021
Cost of sales	—	897,429	1,213,089	425,416	(824,341)	1,711,593
Gross margin	—	840,222	383,064	118,142	—	1,341,428
Operating expenses	3,453	648,569	546,290	73,683	(146,663)	1,125,332
Operating (loss) income	(3,453)	191,653	(163,226)	44,459	146,663	216,096
Other income and expenses, net	—	—	145,002	1,661	(146,663)	—
Interest (expense) income, net	(442)	(105,009)	6,606	(1,062)	—	(99,907)
Gain on extinguishment of debt, net	—	5,445	—	—	—	5,445
(Loss) earnings before income taxes	(3,895)	92,089	(11,618)	45,058	—	121,634
(Benefit) provision for income taxes	(3,444)	54,744	(42,247)	25,564	—	34,617
(Loss) earnings before equity in net income of subsidiaries	(451)	37,345	30,629	19,494	—	87,017
Equity in earnings of subsidiaries	97,154	59,809	—	—	(156,963)	—
Net earnings from continuing operations	96,703	97,154	30,629	19,494	(156,963)	87,017
Net earnings from discontinued operations, net of tax	—	—	3,436	6,250	—	9,686
Net earnings	$96,703	$97,154	$34,065	$25,744	$(156,963)	$96,703
Comprehensive income	$126,004	$100,186	$34,050	$52,028	$(186,264)	$126,004

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended February 1, 2020

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$37,726	$463,543	$50,116	$(400,173)	$(51,571)	$99,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(28,542)	(50,117)	(9,843)	—	(88,502)
Proceeds from divestiture of business, net	—	—	—	45,034	—	45,034
Proceeds from sales of property and equipment	—	311	—	—	—	311
Intercompany activities	—	(359,023)	—	(40,953)	399,976	—
Net cash (used in) provided by investing activities	—	(387,254)	(50,117)	(5,762)	399,976	(43,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on new term loan	—	(9,370)	—	—	—	(9,370)
Proceeds from asset-based revolving credit facility	—	1,333,000	—	—	—	1,333,000
Payments on asset-based revolving credit facility	—	(1,331,500)	—	—	—	(1,331,500)
Repurchase and retirement of senior notes	—	(54,425)	—	—	—	(54,425)
Intercompany activities	—	(14,003)	—	362,408	(348,405)	—
Cash dividends paid	(28,071)	—	—	—	—	(28,071)
Proceeds from issuance of common stock	1,561	—	—	—	—	1,561
Tax payments related to vested deferred stock units	(1,216)	—	—	—	—	(1,216)
Repurchases of common stock	(10,000)	—	—	—	—	(10,000)
Net cash (used in) provided by financing activities	(37,726)	(76,298)	—	362,408	(348,405)	(100,021)
Effect of exchange rate changes	—	—	—	2,526	—	2,526
Increase (decrease) in cash and cash equivalents	—	(9)	(1)	(41,001)	—	(41,011)
Cash and cash equivalents at beginning of period	—	970	1,496	52,965	—	55,431
Cash and cash equivalents at end of period	$—	$961	$1,495	$11,964	$—	$14,420

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tailored Brands, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended February 2, 2019

(in thousands)

	Tailored	The Men’s	Guarantor	Non-Guarantor
	Brands, Inc.	Wearhouse, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$38,198	$674,432	$29,247	$(382,259)	$(36,946)	$322,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(26,731)	(47,686)	(7,869)	—	(82,286)
Proceeds from divestiture of business, net	—	—	17,755	—	—	17,755
Intercompany activities	—	(321,970)	—	75,135	246,835	—
Net cash (used in) provided by investing activities	—	(348,701)	(29,931)	67,266	246,835	(64,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on original term loan	—	(993,420)	—	—	—	(993,420)
Proceeds from new term loan	—	895,500	—	—	—	895,500
Payments on new term loan	—	(9,000)	—	—	—	(9,000)
Proceeds from asset-based revolving credit facility	—	655,500	—	—	—	655,500
Payments on asset-based revolving credit facility	—	(607,000)	—	—	—	(607,000)
Repurchase and retirement of senior notes	—	(199,365)	—	—	—	(199,365)
Deferred financing costs	—	(6,713)	—	—	—	(6,713)
Intercompany activities	—	(112,081)	—	321,970	(209,889)	—
Cash dividends paid	(36,946)	—	—	—	—	(36,946)
Proceeds from issuance of common stock	6,649	—	—	—	—	6,649
Tax payments related to vested deferred stock units	(7,901)	—	—	—	—	(7,901)
Net cash (used in) provided by financing activities	(38,198)	(376,579)	—	321,970	(209,889)	(302,696)
Effect of exchange rate changes	—	—	—	(3,621)	—	(3,621)
(Decrease) increase in cash and cash equivalents	—	(50,848)	(684)	3,356	—	(48,176)
Cash and cash equivalents at beginning of period	—	51,818	2,180	49,609	—	103,607
Cash and cash equivalents at end of period	$—	$970	$1,496	$52,965	$—	$55,431

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

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Our quarterly results of operations reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The consolidated results of operations by quarter for fiscal 2019 and 2018 are presented below (in thousands, except per share amounts):

	Fiscal 2019 Quarters Ended (1)
	May 4,	August 3,	November 2,	February 1,
	2019 (2)	2019 (3)	2019 (4)	2020 (5)
Net sales	$724,662	$736,145	$729,481	$690,973
Gross margin	304,875	318,875	308,028	236,834
Net earnings (loss) from continuing operations	6,480	29,656	27,788	(38,557)
Earnings (loss) from discontinued operations, net of tax	662	4,610	(117,378)	4,463
Net earnings (loss)	7,142	34,266	(89,590)	(34,094)
Net earnings (loss) from continuing operations per common share:
Basic	$0.13	$0.59	$0.56	$(0.80)
Diluted	$0.13	$0.59	$0.56	$(0.80)
Net earnings (loss) from discontinued operations per common share:
Basic	$0.01	$0.09	$(2.36)	$0.09
Diluted	$0.01	$0.09	$(2.35)	$0.09
Net earnings (loss) per common share:
Basic	$0.14	$0.68	$(1.80)	$(0.70)
Diluted	$0.14	$0.68	$(1.80)	$(0.70)

	Fiscal 2018 Quarters Ended (1)
	May 5,	August 4,	November 3,	February 2,
	2018 (6)	2018 (7)	2018 (8)	2019 (9)
Net sales	$754,843	$767,914	$751,741	$730,013
Gross margin	328,291	353,545	345,494	283,278
Net earnings from continuing operations	12,287	47,724	34,787	3,798
Earnings (loss) from discontinued operations, net of tax	1,622	1,514	(20,912)	2,420
Net earnings	13,909	49,238	13,875	6,218
Net earnings from continuing operations per common share:
Basic	$0.25	$0.96	$0.70	$0.08
Diluted	$0.24	$0.94	$0.69	$0.08
Net earnings (loss) from discontinued operations per common share:
Basic	$0.03	$0.03	$(0.42)	$0.05
Diluted	$0.03	$0.03	$(0.41)	$0.05
Net earnings per common share:
Basic	$0.28	$0.99	$0.28	$0.12
Diluted	$0.27	$0.97	$0.27	$0.12
(1)	Due to the method of calculating weighted-average shares outstanding, the sum of the quarterly per share amounts may not equal net earnings (loss) per common share for the respective years.
(2)	Includes pre-tax expenses of $4.4 million relating to multi-year cost savings and operational excellence programs. Of the $4.4 million, $0.2 million is included in cost of sales and $4.2 million is included in SG&A.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Includes pre-tax expenses of $11.3 million relating to multi-year cost savings and operational excellence programs. Of the $11.3 million, $2.9 million is included in cost of sales and $8.4 million is included in SG&A.
(4)	Includes pre-tax expenses of $6.2 million relating to multi-year cost savings and operational excellence programs within SG&A. In addition, within provision for income taxes, includes the net release of $5.9 million of valuation allowances.
(5)	Includes pre-tax expenses of $17.4 million relating to the agreement to sell the Joseph Abboud trademarks and $5.3 million relating to multi-year cost savings and operational excellence programs. Of the $22.7 million, $13.4 million is included in cost of sales and $9.3 million is included in SG&A.
(6)	Includes pre-tax expenses of $15.5 million with $11.9 million relating to the refinancing of the Term Loan and $3.6 million relating to the loss upon divestiture of the MW Cleaners business. Of the $15.5 million, $3.6 million is included in SG&A and $11.9 million is included in loss on extinguishment of debt.
(7)	Includes pre-tax expenses of $12.7 million with $8.1 million relating to the partial redemption of Senior Notes, $4.4 million relating to the closure of a rental product distribution center and $0.2 million relating to the divestiture of the MW Cleaners business. Of the $12.7 million, $4.0 million is included in cost of sales, $0.6 million is included in SG&A and $8.1 million is included in loss on extinguishment of debt.
(8)	Includes pre-tax expenses of $16.4 million with $9.4 million relating to the repricing of the Term Loan, $6.4 million relating to CEO retirement costs and $0.6 million relating to the closure of a rental product distribution center. Of the $16.4 million, less than $0.1 million is included in cost of sales, $7.0 million is included in SG&A, and $9.4 million is included in loss on extinguishment of debt.
(9)	Includes a $17.6 million increase in net sales reflecting the impact of changes related to our loyalty programs. In addition, within provision for income taxes, includes a discrete net tax benefit of $6.1 million related to the completion of our accounting for the effects of the Tax Reform Act.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.  SUBSEQUENT EVENTS

Sale of Joseph Abboud Trademarks

On March 4, 2020, we closed on our previously announced transaction to sell the Joseph Abboud trademarks to WHP Global (“WHP”) for $115 million. The Company has also entered into a licensing agreement with WHP for the exclusive rights to sell and rent Joseph Abboud branded apparel and related merchandise in the U.S. and Canada.

Recent Developments

Beginning in early March 2020, a major global health pandemic related to the outbreak of the novel coronavirus (“COVID-19”) resulted in a significant decrease in store traffic and comparable sales as well as cancellations of high school proms and other special events, coinciding with heightened actions taken by governments and citizens to curb the spread of virus.  In response, we are taking aggressive and prudent actions to reduce expenses, and defer discretionary capital expenditures and inventory purchases to preserve our cash.  In addition to these efforts, in an abundance of caution and as a proactive measure, on March 16, 2020, we executed a borrowing of $260.0 million under our ABL Facility.  Furthermore, after assessing the remaining availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on March 19, 2020 and on March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.

On March 17, 2020, we announced the temporary closure of our retail locations in the U.S. and Canada starting March 17, 2020 through March 28, 2020.  On March 19, 2020, we announced the closure of our e-commerce fulfillment centers starting March 20, 2020 through March 28, 2020.  On March 26, 2020, we extended the temporary closing of our retail stores until at least May 4, 2020.   In conjunction with our decision to extend the temporary closure of our stores, we have also furloughed all of our U.S. store employees as well as a significant portion of employees in our U.S. distribution network and offices, and we implemented the temporary layoff of all Canadian store employees and a significant portion of Canadian employees in our Canadian distribution network and offices. Furthermore, in light of our store closures, we have taken certain actions with respect to some or all of our existing leases, including engaging with landlords to discuss rent reductions and/or rent deferrals, or discontinuing payment.

Effective March 29, 2020, the base salary of our Chief Executive Officer will be reduced by 50%.  The base salary of all other named executive officers and other executives directly reporting to our Chief Executive Officer will be reduced by 25%.  In addition, the base salaries of other members of our senior management team will be also be reduced.  The Board of Directors has also agreed to a 50% reduction in its retainer fees.  Effective April 5, 2020, all employees with a base salary in excess of $100,000 will have their salaries reduced by 10%.

On March 31, 2020, we announced that, after instituting enhanced social distancing and sanitation protocols that meet or exceed those recommended by the Centers for Disease Control and Prevention (“CDC”), our e-commerce fulfillment centers were reopened.  We will continue to monitor this ongoing situation, relying on recommendations from the CDC, the World Health Organization (“WHO”) and government officials to regularly evaluate the renewed operations at our e-commerce fulfillment centers and determine when currently closed facilities will reopen.

While we cannot reasonably estimate the impact of COVID-19 on our financial position, results of operations and cash flows, we do expect such impact to be significantly negative. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that we are not aware of currently.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such assessment, management concluded that, as of February 1, 2020, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP has audited our internal control over financial reporting as of February 1, 2020; their report is included in Item 9A, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tailored Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tailored Brands, Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated April 8, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

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

April 8, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2020.

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees. A copy of such policy is posted on the Company’s website, www.tailoredbrands.com, under the heading “Investors - Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2020.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2020.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Part II, Item 8:

(b)	Exhibits

Exhibits filed with this annual report on Form 10-K are incorporated herein by reference as set forth in the Index to Exhibits beginning on the next page.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

3.1	—	Certificate of Formation for Tailored Brands, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2016).
3.2	—	Amended and Restated Bylaws of Tailored Brands, Inc., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2018).
3.3	—

Statement of Designations of Series A Preferred Stock of Tailored Brands, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

4.1	—	Certificate of Formation for Tailored Brands, Inc. (included as Exhibit 3.1).
4.2	—	Amended and Restated Bylaws of Tailored Brands, Inc. (included as Exhibit 3.2).
4.3	—	Statement of Designations of Series A Preferred Stock of Tailored Brands, Inc. (included as Exhibit 3.3).
4.4	—	Description of Common Stock of Tailored Brands, Inc. (filed herewith).
4.5	—

Rights Agreement, dated as of March 30, 2020, between Tailored Brands, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

4.6	—

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

4.9	—

Third Supplemental Indenture relating to the Notes, dated as of June 30, 2016, among The Men’s Wearhouse, Inc., Tailored Brands Purchasing LLC, and Tailored Brands Gift Card Co LLC and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2016).

4.10	—

Registration Agreement, dated as of June 18, 2014, by and among the Company, the MW Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, relating to the Senior Notes (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.1	—

Credit Agreement, dated as June 18, 2014, by and among the Company and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2014).

10.2	—

Amendment No. 1 to ABL Facility, dated as of July 28, 2014, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014).

10.3	—

Amendment No. 2 to ABL Facility (including Annex A), dated as of October 25, 2017, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 7, 2017).

10.4	—

Amendment No. 3 to ABL Facility, dated as of April 30, 2019, by and among the Company, and the other Co-Borrowers, the U.S. ABL Administrative Agent, the Canadian ABL Administrative Agent and the ABL Lenders (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 13, 2019).

10.5	—

Term Loan Credit Agreement, dated as of June 18, 2014, by and among the Company, the Term Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2014).

10.6	—

Amendment No. 1 to Term Loan, dated as of June 26, 2014, by and among the Company, the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2014).

10.7	—

Amendment No. 2 to Term Loan, dated as of April 9, 2018, by and among The Men’s Wearhouse, Inc., the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018).

10.8	—

Amendment No. 3 to Term Loan, dated as of October 10, 2018, by and among The Men’s Wearhouse, Inc., the Administrative Agent and the Term Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2018).

10.9	—

Asset Purchase Agreement, dated as of January 16, 2020, by and among the Company, JA Apparel Corp., JAWHP, LLC and WH Buyer LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2020).

*10.10	—

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

*10.11	—

Form of Nonqualified Stock Option Award Agreement under The Men’s Wearhouse, Inc. 1996 Long-Term Incentive Plan (as amended and restated effective as of April 1, 2008) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010).

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

*10.15	—

Third Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013).

*10.16	—

Fourth Amendment to The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2015).

*10.17	—

Agreement for Adoption and Assumption of The Men’s Wearhouse, Inc. Equity Incentive Plans, between The Men’s Wearhouse, Inc. and Tailored Brands, Inc., effective as of January 31, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2016).

*10.18	—

Form of Nonqualified Stock Option Award Agreement (each for named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

*10.19	—

Form of Nonqualified Stock Option Award Agreement (each for executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2013).

*10.20	—

Form of Nonqualified Stock Option Award Agreement (for senior executive officers, including named executive officers) under The Men’s Wearhouse, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2014).

*10.21	—

Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended by First Amendment thereto (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders of the Company filed with the Commission on May 4, 2017 (File No. 1-16097)).

*10.22	—

Second Amendment to the Tailored Brands, Inc. 2016 Long-Term Incentive Plan, dated June 4, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 13, 2019).

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

Form of Deferred Stock Unit Award Agreement (for non-employee directors) under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2017).

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

*10.30	—

Form of Stock Appreciation Rights Award Agreement, for executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2019).

*10.31	—

Form of Cash-Based Award Agreement, for executives, including named executive officers, under the Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 13, 2019).

*10.32	—	Tailored Brands, Inc. 2016 Cash Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2016).
*10.33	—

Amended and Restated Tailored Brands, Inc. Employee Stock Purchase Plan (incorporated by reference from Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2018 Annual Meeting of Shareholders of the Company filed with the Commission on May 10, 2018).

*10.34	—

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

*10.36	—	Tailored Brands, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).
*10.37	—

Form of Award Agreement under the Tailored Brands, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

*10.38	—

Tailored Brands, Inc. Amended and Restated Senior Executive Change in Control Severance Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 7, 2017).

*10.39	—

Second Amended and Restated Employment Agreement dated June 21, 2018, by and between Tailored Brands, Inc., Tailored Shared Services, LLC, and Douglas S. Ewert (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2018).

*10.40	—

Separation Agreement by and between Tailored Shared Services, LLC and Douglas S. Ewert dated August 28, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2018).

*10.41	—

Letter Agreement by and between Tailored Brands, Inc. and Dinesh S. Lathi dated April 19, 2019 and effective March 27, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (Amendment No. 2) filed with the Commission on April 26, 2019).

*10.42	—

Separation Agreement by and between Tailored Shared Services, LLC and Mary Beth Blake (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2020).

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

The following financial information from Tailored Brands, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Earnings; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Shareholders’ (Deficit) Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in Inline XBRL (included within Exhibit 101).
*	Management Compensation or Incentive Plan.
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
Dated: April 8, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dinesh S. Lathi	President and Chief Executive Officer and Director	April 8, 2020
Dinesh S. Lathi

/s/ Jack P. Calandra	Executive Vice President, Chief Financial Officer	April 8, 2020
Jack P. Calandra	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Theo Killion	Chairman of the Board and Director	April 8, 2020
Theo Killion

/s/ Irene Chang Britt	Director	April 8, 2020
Irene Chang Britt

/s/ Sue E. Gove	Director	April 8, 2020
Sue E. Gove

/s/ Grace Nichols	Director	April 8, 2020
Grace Nichols

/s/ andrew vollero	Director	April 8, 2020
Andrew Vollero