Form 10-Q
period 2020-05-02
TAILORED BRANDS INC
filed 2020-07-27
CIK 884217

not

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-16097

TAILORED BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	47-4908760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6380 Rogerdale Road
Houston, Texas	77072-1624
(Address of Principal Executive Offices)	(Zip Code)

(281) 776-7000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TLRD	New York Stock Exchange
Preferred Stock Purchase Rights	TLRD	New York Stock Exchange

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

The number of shares of common stock of the Registrant, par value $.01 per share, outstanding at July 4, 2020 was 48,899,867.

EXPLANATORY NOTE

Tailored Brands, Inc. and its subsidiaries (the "Company", "we", "us" and "our") is filing this Quarterly Report on Form 10-Q for the period ended May 2, 2020 (this “Quarterly Report”) after the original filing deadline of June 11, 2020 (the “Original Due Date”) in reliance on the 45-day extension provided by the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On June 10, 2020, we filed a Current Report on Form 8-K to indicate our intention to rely on the Order for such extension. Consistent with the statements made in the Current Report on Form 8-K, we were unable to file this Quarterly Report by the Original Due Date because the Company’s day-to-day operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic.  These disruptions include, but are not limited to, the temporary closure of all corporate offices, the Company’s decision to furlough or temporarily layoff a significant portion of its employees, and work from home orders, all of which slowed the Company’s routine quarterly close process.  In addition, the Company’s management team had to devote considerable time and resources to manage emerging issues impacting its operations, which also impacted the progress of the Company’s quarterly close process.

The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date of June 11, 2020, or July 27, 2020.

REPORT INDEX

Forward-Looking Statements

Certain statements made in this Quarterly Report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements reflect our current views regarding certain events that could affect our financial condition or results of operations and may include, but are not limited to, references to future sales, comparable sales, margins, costs, earnings, number and costs of store openings, store reopenings, closings, remodels, refreshes, relocations and expansions, impact of employee furloughs, workforce reductions, capital expenditures, potential acquisitions or divestitures, synergies from acquisitions, business strategies, demand for our retail clothing or rental products, willingness of our customer to shop in our stores, economic conditions, changes in demand resulting from remote working arrangements, market trends in the retail business, currency fluctuations, inflation and various political, legal, regulatory, social, economic and business trends. Forward-looking statements are based upon management’s current beliefs or expectations and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies and third party approvals, many of which are beyond our control.

Any forward-looking statements that we make herein and in future reports are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors. Factors that might cause or contribute to such differences include, but are not limited to: the results of management’s plans to evaluate several alternatives, including seeking a restructuring, amendment or refinancing of our debt through a private restructuring or reorganization under applicable bankruptcy laws, which may result in the total loss of shareholder value; the potential closure of up to 500 stores as well as associated opportunities to reduce and realign our store organization and supply chain infrastructure; the effects of the COVID-19 pandemic and uncertainties about its depth and duration, including the health and well-being of our employees and customers, temporary or permanent store closures, additional periods of increases in the number of COVID-19 cases, increases in the unemployment rate, furlough or temporary layoffs of our employees, our ability to increase our liquidity and preserve financial flexibility, social distancing measures and changes in consumer spending behaviors; actions or inactions by governmental entities; domestic and international macro-economic conditions; inflation or deflation; the loss of, or changes in, key personnel; success, or lack thereof, in formulating or executing our internal strategies and operating plans; cost reduction initiatives and revenue enhancement strategies; changes to our capital allocation policy; changes in demand for our retail clothing or rental products, including changes in apparel trends and changing consumer preferences; market trends in the retail or rental business; customer confidence and spending patterns; changes in traffic trends in our stores; customer acceptance of our merchandise strategies, including custom clothing and polished casual attire; performance issues with key suppliers; disruptions in our supply chain; severe weather; regional or national civil unrest or acts of civil disobedience; public health crises, including COVID-19; foreign currency fluctuations; government export and import policies, including the enactment of duties or tariffs; advertising or marketing activities of competitors; the impact of cybersecurity threats or data breaches; legal proceedings and the impact of climate change.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 2,	May 4,	February 1,
	2020	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,170	$12,928	$14,420
Restricted cash	94,450	—	—
Accounts receivable, net	13,242	40,760	39,973
Inventories	734,379	767,694	696,657
Assets held for sale	2,944	—	34,935
Other current assets	72,258	46,187	49,130
Current assets - discontinued operations	—	167,119	—
Total current assets	1,161,443	1,034,688	835,115
PROPERTY AND EQUIPMENT, net	355,324	413,635	395,812
OPERATING LEASE RIGHT-OF-USE ASSETS	842,088	944,531	880,291
RENTAL PRODUCT, net	99,826	103,895	92,897
GOODWILL	—	78,964	79,271
INTANGIBLE ASSETS, net	26,896	146,983	116,843
OTHER ASSETS	14,838	6,917	18,730
NON-CURRENT ASSETS - DISCONTINUED OPERATIONS	—	35,840	—
TOTAL ASSETS	$2,500,415	$2,765,453	$2,418,959
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$248,684	$202,095	$183,897
Accrued expenses and other current liabilities	236,205	300,689	246,110
Current portion of operating lease liabilities	209,434	180,492	186,304
Income taxes payable	—	13,949	3,416
Current portion of long-term debt	1,434,064	9,000	9,000
Current liabilities - discontinued operations	—	37,022	—
Total current liabilities	2,128,387	743,247	628,727
LONG-TERM DEBT, net	—	1,151,196	1,094,398
OPERATING LEASE LIABILITIES	689,264	795,837	726,327
DEFERRED TAXES, net AND OTHER LIABILITIES	61,089	64,791	67,813
NON-CURRENT LIABILITIES - DISCONTINUED OPERATIONS	—	14,428	—
Total liabilities	2,878,740	2,769,499	2,517,265
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock	—	—	—
Common stock	510	504	508
Capital in excess of par	516,459	507,039	514,397
Accumulated deficit	(838,553)	(470,411)	(568,697)
Accumulated other comprehensive loss	(46,741)	(41,178)	(34,514)
Treasury stock	(10,000)	—	(10,000)
Total shareholders' deficit	(378,325)	(4,046)	(98,306)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,500,415	$2,765,453	$2,418,959

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	May 2, 2020	May 4, 2019
Net sales:
Retail clothing product	$249,142	$594,779
Rental services	22,253	93,740
Alteration and other services	15,308	36,143
Total net sales	286,703	724,662
Cost of sales:
Retail clothing product	131,892	269,191
Rental services	4,674	13,017
Alteration and other services	19,338	33,847
Occupancy costs	101,113	103,732
Total cost of sales	257,017	419,787
Gross margin:
Retail clothing product	117,250	325,588
Rental services	17,579	80,723
Alteration and other services	(4,030)	2,296
Occupancy costs	(101,113)	(103,732)
Total gross margin	29,686	304,875
Advertising expense	22,747	44,669
Selling, general and administrative expenses	154,082	231,018
Goodwill and intangible asset impairment charges	167,966	—
Asset impairment charges	26,319	184
Gain on sale of trademarks, net	(82,690)	—
Operating (loss) income	(258,738)	29,004
Interest income	59	96
Interest expense	(17,726)	(18,663)
(Loss) earnings before income taxes	(276,405)	10,437
(Benefit) provision for income taxes	(6,517)	3,957
Net (loss) earnings from continuing operations	(269,888)	6,480
Earnings from discontinued operations, net of tax	—	662
Net (loss) earnings	$(269,888)	$7,142
Net (loss) earnings from continuing operations per common share:
Basic	$(5.55)	$0.13
Diluted	$(5.55)	$0.13
Net earnings from discontinued operations per common share:
Basic	$—	$0.01
Diluted	$—	$0.01
Net (loss) earnings per common share:
Basic	$(5.55)	$0.14
Diluted	$(5.55)	$0.14
Weighted-average common shares outstanding:
Basic	48,596	50,280
Diluted	48,596	50,587

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 2,	May 4,
	2020	2019

Net (loss) earnings	$(269,888)	$7,142
Currency translation adjustments	(3,902)	(1,585)
Unrealized loss on cash flow hedges, net of tax	(8,325)	(5,614)
Comprehensive loss	$(282,115)	$(57)

See Notes to Condensed Consolidated Financial Statements.

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

				Accumulated
		Capital		Other	Treasury
	Common	in Excess	Accumulated	Comprehensive	Stock, at	Total
	Stock	of Par	Deficit	Loss	Cost	Deficit
BALANCES — February 1, 2020	$508	$514,397	$(568,697)	$(34,514)	$(10,000)	$(98,306)
Net loss	—	—	(269,888)	—	—	(269,888)
Other comprehensive loss	—	—	—	(12,227)	—	(12,227)
Reduction of dividends accrued upon cancellation of unvested equity awards	—	—	32	—	—	32
Share-based compensation	—	1,967	—	—	—	1,967
Common stock issued — 178,261 shares	2	160	—	—	—	162
Tax payments related to vested deferred stock units	—	(65)	—	—	—	(65)
BALANCES — May 2, 2020	$510	$516,459	$(838,553)	$(46,741)	$(10,000)	$(378,325)

				Accumulated
		Capital		Other	Total
	Common	in Excess	Accumulated	Comprehensive	Equity
	Stock	of Par	Deficit	Loss	(Deficit)
BALANCES — February 2, 2019	$501	$505,157	$(468,048)	$(33,979)	$3,631
Net earnings	—	—	7,142	—	7,142
Other comprehensive loss	—	—	—	(7,199)	(7,199)
Cumulative adjustment upon ASC 842 adoption (see Note 15)	—	—	(402)	—	(402)
Cash dividends — $0.18 per share	—	—	(9,103)	—	(9,103)
Share-based compensation	—	2,398	—	—	2,398
Common stock issued — 306,505 shares	3	424	—	—	427
Tax payments related to vested deferred stock units	—	(940)	—	—	(940)
BALANCES — May 4, 2019	$504	$507,039	$(470,411)	$(41,178)	$(4,046)

TAILORED BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	May 2,	May 4,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(269,888)	$7,142
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	25,511	26,695
Non-cash lease expense	48,675	49,969
Rental product amortization	2,285	8,348
Goodwill and intangible asset impairment charges	167,966	—
Asset impairment charges	26,319	184
Amortization of deferred financing costs	447	486
Gain on sale of trademarks, net	(82,690)	—
Gain on disposition of assets, net	(10)	—
Share-based compensation	1,967	2,398
Deferred tax expense	23,931	1,599
Other	50	85
Changes in operating assets and liabilities:
Accounts receivable	20,692	(7,504)
Inventories	(40,304)	(44,900)
Rental product	(9,759)	(12,831)
Other assets	(24,062)	(269)
Accounts payable, accrued expenses and other current liabilities	17,494	30,872
Income taxes payable	(3,416)	(28)
Operating lease and other liabilities	(26,572)	(50,452)
Net cash (used in) provided by operating activities	(121,364)	11,794
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,003)	(21,691)
Proceeds from sale of trademarks	115,000	—
Proceeds from divestiture of business, net	5,944	—
Proceeds from sales of property and equipment	2,082	—
Net cash provided by (used in) investing activities	114,023	(21,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(4,500)	(4,870)
Proceeds from asset-based revolving credit facility	357,500	399,500
Payments on asset-based revolving credit facility	(22,500)	(399,500)
Cash dividends paid	(112)	(9,590)
Proceeds from issuance of common stock	162	427
Tax payments related to vested deferred stock units	(65)	(940)
Net cash provided by (used in) financing activities	330,485	(14,973)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,056	(812)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	324,200	(25,682)
Cash, cash equivalents and restricted cash at beginning of period	14,420	55,431
Cash, cash equivalents and restricted cash at end of period(1)	$338,620	$29,749
(1)	Includes restricted cash of $94.5 million at May 2, 2020.

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

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended February 1, 2020.

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

As discussed in Note 4, during the third quarter of 2019, we completed the sale of our corporate apparel business.    Amounts presented on the condensed consolidated balance sheet and condensed consolidated statements of (loss) earnings for all prior periods related to the corporate apparel business have been reclassified as discontinued operations.  Unless noted otherwise, discussion in these notes to the condensed consolidated financial statements pertain to our continuing operations.

Impact of the COVID-19 Pandemic — The outbreak of the novel coronavirus (“COVID-19”) had a significant impact on our business, financial condition, results of operations and cash flows for the three months ended May 2, 2020.  On March 17, 2020, we announced the temporary closure of our retail locations in the U.S. and Canada which continued through the end of our first quarter.  In conjunction with our decision to extend the temporary closure of our stores, we also furloughed all of our U.S. store employees, most of our U.S. distribution network and the majority of our office employees, and we implemented the temporary layoff of all Canadian store employees and a significant portion of Canadian employees in our Canadian distribution network and offices.

During the three months ended May 2, 2020, we recorded a total of $194.3 million of non-cash impairment charges related to goodwill, intangible and long-lived assets.  See Notes 3 and 16 for additional information.

Also, we took steps to increase our liquidity and preserve financial flexibility including borrowings of $310.0 million under our $550 million asset-based credit facility (the “ABL Facility”), significantly reducing inventory purchases, capital expenditures, advertising spend and store and other general and administrative costs, as well as furloughing a significant portion of our employees and implementing temporary salary reductions.  Also, during the first quarter of fiscal 2020, we suspended rent payments under our operating leases for April and May and negotiated rent deferrals for some of our stores, with repayment of such deferred amounts, beginning at the end of 2020 into 2021. See Note 15 for additional information related to the accounting for these rent deferrals.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, additional periods of increases in the number of COVID-19 cases, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or reduce its impact.  We currently expect the impact of COVID-19 on our business and results of operations, including our net sales, earnings and cash flows will be significantly negative for the remainder of fiscal 2020.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Going Concern — The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about a company’s ability to continue as a going concern within one year after the date the financial statements are issued.  In making its assessment, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and obligations due over the next twelve months.

We have considered the projected impact of COVID-19 on our cash flows and analyzed our future compliance with the financial covenants under our ABL Facility, including an additional discretionary reserve imposed against our borrowing base, as described in Note 19, and based on such projections and analysis, we will not remain in compliance with the fixed charge coverage ratio covenant under the ABL Facility beginning in the fourth quarter of fiscal 2020.  If we violate this covenant and are unable to obtain an amendment or waiver from our lenders, we will be in default under the ABL Facility and our debt could be accelerated by the lenders under the ABL Facility. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under the ABL Facility would result in a default under, and could result in the acceleration of, our other indebtedness unless we are able to obtain an amendment or waiver from our lenders.  See Note 6 for additional information on our ABL Facility.

In addition, as described in Note 19, we elected not to make the approximate $6.1 million interest payment due and payable on July 1, 2020, with respect to our 7.00% Senior Notes due 2022 (the "Senior Notes").  We elected to enter into the 30-day grace period with respect to this interest payment. During the grace period, we may elect to pay the interest and thereby remain in compliance with the provisions of our Senior Notes.  If an event of default under the indenture governing the Senior Notes occurs as a result of such non-payment, it would result in a cross-event of default under both the Company’s term loan facility and the ABL Facility unless we are able to obtain an amendment or waiver from our lenders.  As of the date of this filing, we have determined it is not probable that we will make the approximate $6.1 million interest payment; however, we may decide to make the interest payment prior to expiration of the grace period. See Note 6 for additional information on our Senior Notes.

Absent obtaining a waiver from our lenders or negotiating an agreement to avoid acceleration of our indebtedness, we will be in default on all of our indebtedness and we do not have sufficient liquidity to repay the amounts due under our indebtedness, consisting of our term loan, Senior Notes and ABL Facility.  Furthermore, our current forecast for our financial condition and liquidity sources also raises doubt as to our ability to meet other obligations, including interest payments related to our indebtedness and operating lease obligations over the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.  As of May 2, 2020, our outstanding indebtedness has been classified as current on our condensed consolidated balance sheets.

As a result of the conditions described above, we have engaged advisors to assist with management’s plans to evaluate several alternatives, including seeking a restructuring, amendment or refinancing of our debt through a private restructuring or reorganization under applicable bankruptcy laws.  Management is also evaluating various alternatives to improve our liquidity, including but not limited to, lease concessions and deferrals, further reductions of operating and capital expenditures, and raising additional capital.  However, there can be no assurances that we will be able to successfully restructure our indebtedness or improve our financial position and liquidity.  Management’s plans are not yet finalized and are subject to numerous uncertainties including negotiations with our lenders and conditions in the credit and capital markets.   As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

Accordingly, these condensed consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements Adopted — In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. We adopted ASU 2019-12 in the first quarter of fiscal 2020 on a prospective basis.  The adoption of ASU 2019-12 did not have a material impact on our financial position, results of operations, or cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of ASU 2018-15 is permitted.  We adopted ASU 2018-15 in the first quarter of fiscal 2020 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

During the first quarter of fiscal 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which required us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on our financial position, results of operations or cash flows.

In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities, and affiliates of such issuers whose securities are collateralized. The amendments will be effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 is permitted.  As a result of these amendments, starting with this Quarterly Report, we have elected to provide the simplified financial disclosure requirements, within "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Recent Accounting Pronouncements Not Yet Adopted — We have considered all new accounting pronouncements not yet adopted and have concluded there are no new pronouncements that may have a material impact on our financial position, results of operations, or cash flows, based on current information, except as disclosed below:

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which aims to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective for all entities as of March 12, 2020 and through December 31, 2022. We intend to elect to apply certain of the optional expedients when evaluating the impact of reference rate reform on our debt and derivative instruments that reference LIBOR.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Sale of Joseph Abboud Trademarks

On March 4, 2020, we closed on our previously announced transaction to sell the Joseph Abboud trademarks to WHP Global (“WHP”) for $115.0 million. We also entered into a licensing agreement with WHP for the exclusive rights to sell and rent Joseph Abboud branded apparel and related merchandise in the U.S. and Canada. As of February 1, 2020, the book value of the Joseph Abboud trademarks was $30.0 million and was included within assets held for sale.

During the three months ended May 2, 2020, we received cash proceeds of $115.0 million and recorded a gain on the sale of the Joseph Abboud transaction totaling $82.7 million, which reflects the excess of the sale price over the book value, less approximately $2.3 million in related transaction costs, and is included as a separate line in the condensed consolidated statement of (loss) earnings.

Per the provisions of the credit agreement governing our term loan, we plan to reinvest these proceeds in our business over a 365-day period commencing on March 4, 2020.  As a result, the proceeds of the sale, reduced by estimated taxes payable related to the sale and transaction related costs, were deposited in a separate account administered by the term loan agent and are presented as restricted cash on the condensed consolidated balance sheet as of May 2, 2020.  As of May 2, 2020, the restricted cash balance totaled $94.5 million and is primarily restricted for the purchase of property, equipment and other tangible assets to be used in the operations of the business, such as capital expenditures and purchase of rental product.

3.  Goodwill and Other Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill for the three months ended May 2, 2020 are as follows (in thousands):

Total
Balance at February 1, 2020	$79,271
Goodwill impairment charge	(78,029)
Translation adjustment	(1,242)
Balance at May 2, 2020	$—

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  As of February 1, 2020, goodwill totaled $79.3 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $21.0 million allocated to our Moores reporting unit.

During the first quarter of 2020, we determined that a triggering event occurred as we concluded that the length of time that the market price of our common stock had been depressed constituted a significant sustained decline in our market capitalization.  In addition, the impact of COVID-19 on our sales, profitability and cash flows resulted in a reduction to our operating forecasts reflecting the uncertainty of the current environment.  As a result, we performed an interim goodwill impairment test.

After completion of the interim goodwill impairment test, we concluded that goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $78.0 million during the first quarter of 2020, which is included as a separate line on the condensed consolidated statement of (loss) earnings.  As of May 2, 2020, May 4, 2019, and February 1, 2020, accumulated goodwill impairment totaled $858.0 million, $780.0 million and $780.0 million, respectively.

Consistent with the procedures followed in our annual impairment test, we estimated the fair values of each of our reporting units using a combined income and market comparable approach.  Our income approach uses projected future cash flows

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that are discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The market comparable approach primarily considers earnings and other multiples of comparable companies and applies those multiples to certain key drivers of the reporting unit.  We believe these two approaches are appropriate valuation techniques and we weighted the two approaches equally as an estimate of reporting unit fair value for the purposes of our impairment testing.

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions used in the interim impairment test included:

●	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense (all Level 3 inputs in the fair value hierarchy). During the first quarter of 2020, our estimates of the potential future cash flows for our reporting units were significantly reduced reflecting the impact of COVID-19.
●	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The weighted-average cost of capital used to discount the cash flows for the interim goodwill impairment test was 10.0% for the Men’s Wearhouse reporting unit and 10.5% for the Moores reporting unit, which are 100 and 50 basis points, respectively, higher than the last annual test, reflecting the increasing uncertainty resulting from COVID-19.
●	Selection of comparable companies within the industry. The determination of the market comparable involves a degree of judgment. Historically, for purposes of the market comparable approach, valuations were determined by calculating average earnings multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those earnings multiples to the key drivers of the reporting unit. For the interim goodwill impairment test, based on our estimates of the future cash flows of the reporting units, we determined that revenue multiples should also be used for the market comparable approach. For the Men’s Wearhouse reporting unit, a revenue multiple of 0.2 and an earnings multiple of 2.2 were used. For the Moores reporting unit, a revenue multiple of 0.2 was used. The decrease in the market multiples of comparable companies within the industry also primarily reflects the impact of COVID-19 and an increasingly uncertain environment.
●	Reconciliation of the total fair values of our reporting units to our market capitalization. After completing an estimate of the fair value of each reporting unit, we also compared the total fair value of all of our reporting units to our market capitalization, including consideration of a control premium. As a result of the significant sustained decline in our market capitalization, the implied control premium identified in this reconciliation process was not within a reasonable range.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The gross carrying amount and accumulated amortization of our identifiable intangible assets are as follows (in thousands):

	May 2,	May 4,	February 1,
	2020	2019	2020
Amortizable intangible assets:
Carrying amount:
Trademarks, tradenames and franchise agreements	$13,506	$13,506	$13,506
Accumulated amortization:
Trademarks, tradenames and franchise agreements	(9,910)	(9,723)	(9,863)
Total amortizable intangible assets, net	3,596	3,783	3,643
Indefinite-lived intangible assets:
Trademarks and tradename	23,300	143,200	113,200
Total intangible assets, net	$26,896	$146,983	$116,843

During the first quarter of 2020, based on the impact of COVID-19 on the performance of the Jos. A. Bank brand, we determined that a triggering event occurred related to our Jos. A. Bank tradename, an indefinite-lived intangible asset.  As a result, we completed an interim impairment test, which resulted in a non-cash impairment charge of $89.9 million, which is included together with the goodwill impairment charge in a separate line on the condensed consolidated statement of (loss) earnings.  As of May 2, 2020, the book value of the Jos. A. Bank tradename is $23.3 million.

If events or circumstances change that would more likely than not reduce the fair value of our Jos. A. Bank tradename, we may be required to record additional impairment charges, which could have a material effect on our results of operations and financial condition.

We estimated the fair value of the Jos. A. Bank tradename based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  For the interim impairment test, our estimates of the revenues and profitability associated with the Jos. A. Bank brand were significantly reduced, primarily reflecting the impact of COVID-19.  In addition, we reduced the royalty rate used to estimate the fair value of the Jos. A. Bank tradename to 0.5%, reflecting the impact of the uncertain environment resulting from COVID-19.  The weighted-average cost of capital used to discount the cash flows for the interim goodwill impairment test was 14.0%, which is 100 basis points higher than the last annual test, also reflecting the increasing uncertainty resulting from COVID-19.

Amortization expense associated with intangible assets subject to amortization totaled less than $0.1 million for the three months ended May 2, 2020 and May 4, 2019. Amortization expense associated with intangible assets subject to amortization at May 2, 2020 is estimated to be $0.1 million for the remainder of fiscal 2020, and $0.2 million each year for fiscal years 2021-2025.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Discontinued Operations

On August 16, 2019, we completed the sale of MWUK Limited, our UK corporate apparel operations conducted under the Dimensions, Alexandra, and Yaffy brand names to Project Dart Bidco Limited, pursuant to a Share Purchase Agreement entered into on August 16, 2019.  In addition, we also completed the sale of Twin Hill Acquisition Company, Inc. (“Twin Hill”), our U.S. corporate apparel operation, to TH Holdco Inc., pursuant to a Stock Purchase Agreement entered into on August 16, 2019.  The aggregate consideration for all of the outstanding equity of MWUK Limited and Twin Hill (collectively, the “corporate apparel business”) was approximately $62 million, subject to certain working capital adjustments. After consideration of working capital adjustments and other related items, we received $49.3 million in cash during the third quarter of 2019 and $5.9 million in cash in the first quarter of fiscal 2020.

We determined that the sale of the corporate apparel business represents a strategic shift that will have a major effect on our results of operations and, as a result, have reported the disposal as discontinued operations.  We have presented the results of the corporate apparel business within discontinued operations in the condensed consolidated statement of (loss) earnings for all periods presented.  Certain costs previously allocated to the corporate apparel business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The related assets and liabilities of the corporate apparel business are presented as current and non-current assets and liabilities of discontinued operations in the condensed consolidated balance sheet as of May 4, 2019. The following table provides details of the carrying amounts of major classes of assets and liabilities related to discontinued operations as of May 4, 2019 (in thousands):

May 4,
2019
ASSETS
Cash and cash equivalents	$16,821
Accounts receivable, net	39,863
Inventories	106,718
Other current assets	3,717
Total current assets	167,119
Property and equipment, net	14,745
Other assets	21,095
Total assets	$202,959

LIABILITIES
Accounts payable	$16,397
Accrued expenses and other current liabilities	20,625
Total current liabilities	37,022
Other liabilities	14,428
Total liabilities	$51,450

The following table provides details of the amounts reflected in earnings from discontinued operations, net of tax in the condensed consolidated statements of (loss) earnings for the three months ended May 4, 2019 (in thousands):

For the Three
Months Ended
May 4, 2019
Net sales	$56,725
Cost of sales	41,044
Selling, general and administrative expenses	14,383
Earnings from discontinued operations before taxes	1,298
Income tax expense	636
Earnings from discontinued operations, net of tax	$662

The cash flows related to discontinued operations have not been segregated, and are included in the condensed consolidated statement of cash flows. The following table provides selected information on cash flows related to discontinued operations for the three months ended May 4, 2019 (in thousands):

For the Three
Months Ended
May 4, 2019
Depreciation and amortization	$1,442
Capital expenditures	$1,155

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

	For the Three Months Ended
	May 2,	May 4,
	2020	2019
Numerator
Net (loss) earnings from continuing operations	$(269,888)	$6,480
Earnings from discontinued operations, net of tax	—	662
Net (loss) earnings	$(269,888)	$7,142
Denominator
Basic weighted-average common shares outstanding	48,596	50,280
Dilutive effect of share-based awards	—	307
Diluted weighted-average common shares outstanding	48,596	50,587

Net (loss) earnings from continuing operations per common share:
Basic	$(5.55)	$0.13
Diluted	$(5.55)	$0.13
Net earnings from discontinued operations per common share:
Basic	$—	$0.01
Diluted	$—	$0.01
Net (loss) earnings per common share:
Basic	$(5.55)	$0.14
Diluted	$(5.55)	$0.14

For the three months ended May 2, 2020 and May 4, 2019, 4.0 million and 2.0 million anti-dilutive shares of common stock were excluded from the calculation of diluted (loss) earnings per common share, respectively.

6. Debt

In 2014, our subsidiary The Men's Wearhouse, Inc. (“Men’s Wearhouse”) entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Original Term Loan”) and a $500.0 million asset-based revolving credit facility (the “Original ABL Facility”) with certain of our other U.S. subsidiaries and Moores the Suit People Corp. (“Moores the Suit People” or “Moores”), one of our Canadian subsidiaries, as co-borrowers. In addition, in 2014, Men's Wearhouse issued $600.0 million in aggregate principal amount of Senior Notes.

In October 2017, Men’s Wearhouse amended the Original ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022. In April 2018, Men’s Wearhouse refinanced the Original Term Loan, and in October 2018, amended its term loan (the term loan, as so refinanced and amended, the “Term Loan” and, together with the ABL Facility, the “Credit Facilities”) to reduce the interest rate margin. See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of May 2, 2020, our total leverage and secured leverage ratios are above the maximum thresholds specified therefor in the agreement governing the Term Loan.  As a result, we are subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250.0 million.

In addition, our ABL Facility contains certain covenants and restrictions, including instances where lenders could assume control of our cash (commonly referred to as cash dominion) and the imposition of a financial maintenance covenant, which would become effective if availability falls below various thresholds.  The requirement for cash dominion is triggered when Availability (as defined in the ABL Facility) is less than the greater of (1) 12.5% of the Line Cap (as defined in the ABL Facility), which as of May 2, 2020 was $62.1 million, or (2) $60.5 million.  The requirement to comply with the financial maintenance covenant (a fixed charge coverage ratio) is triggered when Availability is less than the greater of (1) 10% of the Line Cap, which as of May 2, 2020 was $49.7 million, or (2) $44.0 million.

On March 16, 2020, in an abundance of caution and as a proactive measure, due to uncertainty regarding the potential impact of COVID-19 and our liquidity projections, we borrowed $260.0 million under our ABL Facility. Furthermore, after assessing the remaining Availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on each of March 19, 2020 and March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.

As of May 2, 2020, $385.0 million in borrowings were outstanding under the ABL Facility (which was also the maximum borrowing outstanding during the first quarter of 2020) with a weighted average interest rate of approximately 1.9%. In addition, at May 2, 2020, letters of credit totaling approximately $22.9 million were issued and outstanding primarily as collateral for workers’ compensation claims. Availability under the ABL Facility as of May 2, 2020 was $88.8 million, which exceeds the cash dominion and fixed charge coverage ratio minimum thresholds (such that cash dominion and fixed charge coverage testing did not apply).  Availability under the ABL Facility may decrease in the event the agent under our ABL Facility imposes reserves against borrowing base.  See Note 19 for additional information about the imposition of a reserve after May 2, 2020.

Credit Facilities

In April 2018, we refinanced the Original Term Loan, resulting in our Term Loan facility totaling $900.0 million.  Additionally, we may continue to request additional term loans or incremental equivalent debt borrowings, all of which are uncommitted, in an aggregate amount up to the greater of (1) $250.0 million and (2) an aggregate principal amount such that, on a pro forma basis (giving effect to such borrowings), our senior secured leverage ratio will not exceed 2.5 to 1.0.  As noted above, we are currently limited to a maximum of $250.0 million for such incremental borrowings.

The Term Loan amortizes in an annual amount equal to 1.0% of the principal amount of the Term Loan, payable quarterly (which commenced on May 1, 2018).  The Term Loan matures on April 9, 2025, subject to a maturity provision that would accelerate the maturity of the Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

The Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the Term Loan are 3.25% for LIBOR and 2.25% for the base rate.  In connection with the October 2018 amendment of the Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the Term Loan using the interest method.  The maturity date for the Term Loan remains April 9, 2025, and all other material provisions of the Term Loan remain unchanged.

The interest rate on the Term Loan is based on 1-month LIBOR, which was 0.30% at May 2, 2020. However, the Term Loan interest rate is subject to a LIBOR floor of 1%, plus the applicable margin of 3.25%, results in a total interest rate of

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.25%.  We have two interest rate swap agreements where the variable rates due under the Term Loan have been exchanged for a fixed rate. At May 2, 2020, the total notional amount under these interest rate swaps is $705.0 million.  Please see Note 17 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the Term Loan has been converted to a fixed rate and, as of May 2, 2020, the Term Loan had a weighted average interest rate of 5.62%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, which matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices:  (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, Men’s Wearhouse and its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

Senior Notes

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and each of our U.S. subsidiaries (collectively, the “Guarantors”). The Senior Notes and the related guarantees are senior unsecured obligations of Men’s Wearhouse, as issuer, and the Guarantors, respectively, and will rank equally with all of Men’s Wearhouse’s and each Guarantor's present and future senior indebtedness. The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.  See Note 19 for additional information related to the payment of interest on the Senior Notes.

We may redeem some or all of the Senior Notes at any time on or after July 1, 2017 at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”).  Upon the occurrence of certain specific changes of control, we may be required to offer to purchase the Senior Notes at 101% of their aggregate principal amount plus accrued and unpaid interest thereon to the date of purchase.

Long-Term Debt

As discussed in Note 1, there is substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.   As we have determined it is not probable that we will make the interest payment on our Senior Notes described in Note 1, all debt has been reclassified to current on the condensed consolidated balance sheets as of May 2, 2020.  The following table provides details on our long-term debt as of May 2, 2020, May 4, 2019 and February 1, 2020 (in thousands):

	May 2,	May 4,	February 1,
	2020	2019	2020
Term Loan	$877,130	$886,130	$881,630
Senior Notes	173,816	228,607	173,816
ABL Facility	385,000	48,500	50,000
Less: Deferred financing costs related to the Term Loan and Senior Notes	(1,882)	(3,041)	(2,048)
Total long-term debt, net	1,434,064	1,160,196	1,103,398
Current portion of long-term debt	(1,434,064)	(9,000)	(9,000)
Total long-term debt, net of current portion	$—	$1,151,196	$1,094,398

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Revenue Recognition

Revenues

The following table depicts the disaggregation of revenue by major source (in thousands):

	For the Three Months Ended
	May 2, 2020	May 4, 2019
Net sales:
Men's tailored clothing product	$139,925	$342,955
Men's non-tailored clothing product	100,115	228,982
Women's clothing product	7,184	19,214
Other (1)	1,918	3,628
Total retail clothing product	249,142	594,779
Rental services	22,253	93,740
Alteration and other services	15,308	36,143
Total net sales	$286,703	$724,662
(1)	Other consists of franchise and licensing revenues and gift card breakage. Franchise revenues are generally recognized at a point in time while licensing revenues consist primarily of minimum guaranteed royalty amounts recognized over an elapsed time period. As a result of the sale of the Joseph Abboud trademarks (see Note 2), licensing revenue will no longer be recognized.

Additional net sales information is as follows (in thousands):

	For the Three Months Ended
	May 2, 2020	May 4, 2019
Net sales:
Men's Wearhouse(1)	$166,438	$427,772
Jos. A. Bank	71,634	166,886
K&G	33,287	87,697
Moores	15,344	42,307
Total net sales	$286,703	$724,662

(1)	Consists primarily of Men's Wearhouse, Men's Wearhouse and Tux.

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

Loyalty Program

We maintain a customer loyalty program for our Men’s Wearhouse, Men’s Wearhouse and Tux, Jos. A. Bank and Moores brands in which customers receive points for purchases. Points are generally equivalent to dollars spent on a one-to-one basis, excluding any sales tax dollars, and, historically, did not expire.  During the fourth quarter of 2018, we finalized our decision to implement an expiration policy for loyalty program points beginning in the second quarter of fiscal 2019, which was completed.  Upon reaching 500 points, customers are issued a $50 rewards certificate which they may redeem for purchases at our stores or online. Generally, reward certificates earned must be redeemed no later than six months from

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the date of issuance, although we have extended the expiration date on reward certificates as a result of COVID-19.  We believe our loyalty programs represent a customer option that is a material right and, accordingly, is a performance obligation in the contract with our customer.  Therefore, we record our obligation for future point redemptions using a deferred revenue model.

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

Sales Returns

Revenue from merchandise product sales is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our refund liability for sales returns was $2.7 million at May 2, 2020, which is included in accrued and other current liabilities and represents the expected value of the refund that will be due to our customers.  We also have a corresponding asset included in other current assets that represents the right to recover products from customers associated with sales returns of $1.3 million at May 2, 2020.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract Liabilities

The following table summarizes the opening and closing balances of our contract liabilities (in thousands):

	Balance at	Increase	Balance at
	February 1, 2020	(Decrease)	May 2, 2020
Contract liabilities	$121,535	$(8)	$121,527

	Balance at	Increase	Balance at
	February 2, 2019	(Decrease)	May 4, 2019
Contract liabilities	$121,796	$40,771	$162,567

Contract liabilities include cash payments received from customers in advance of our performance, including amounts which are refundable.  These liabilities primarily consist of customer deposits related to rental product or custom clothing transactions since we typically receive payment from our customers prior to our performance and deferred revenue related to our loyalty programs and unredeemed gift cards.  These amounts are primarily included as “Customer deposits, prepayments and refunds payable,” “Loyalty program liabilities” and “Unredeemed gift cards,” respectively, within the accrued expenses and other current liabilities line item on our condensed consolidated balance sheet.  Please see Note 11 for additional information on our accrued expenses and other current liabilities.

The decrease in the contract liability balance at May 2, 2020 compared to May 4, 2019 is primarily related to the impact of COVID-19 on our rental product business, which resulted in a significant decrease in customer deposits for rental product transactions.

The amount of revenue recognized for the three months ended May 2, 2020 and May 4, 2019 that was included in the respective opening contract liability balance was $37.0 million and $52.1 million, respectively.  This revenue primarily consists of recognition of deposits for completed transactions as well as redeemed certificates related to our loyalty program and gift card redemptions.

8. Supplemental Cash Flows

Supplemental disclosure of cash flow information is as follows (in thousands):

	For the Three Months Ended
	May 2,	May 4,
	2020	2019

Cash paid for interest	$17,009	$13,763
Cash paid for income taxes, net	$3,248	$6,455

We had unpaid capital expenditure purchases included in accounts payable and accrued expenses and other current liabilities and current liabilities – discontinued operations of approximately $4.1 million and $5.9 million at May 2, 2020 and May 4, 2019, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the condensed consolidated statement of cash flows in the period they are paid.

9. Inventories

The following table provides details on our inventories as of May 2, 2020, May 4, 2019 and February 1, 2020 (in thousands):

	May 2,	May 4,	February 1,
	2020	2019	2020
Finished goods	$622,532	$643,763	$554,706
Raw materials and merchandise components	111,847	123,931	141,951
Total inventories	$734,379	$767,694	$696,657

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

Our effective income tax rate from continuing operations for the first quarter of 2020 was 2.4% compared to 37.9% for the first quarter of 2019. The decrease in the effective income tax rate is primarily due to the valuation allowance established.

The significant impact of COVID-19 on our sales, profitability, and cash flows resulted in a reduction to our operating forecasts, reflecting the uncertainty of the current environment. As a result, management performed an assessment of the need for additional valuation allowances against deferred tax assets, weighing both positive and negative evidence.  Through the three months ended May 2, 2020, the Company’s results reflect a three-year cumulative loss from U.S. operations. Historically, the Company reflected a three-year profit. The three-year cumulative loss arising this quarter limits the ability to consider other positive evidence, such as projections of future results, to assess the realizability of deferred tax assets. As a result, it is “more likely than not” that the net deferred tax asset will not be realized in the future; therefore, the provision for income tax for first quarter 2020 includes a non-cash charge for valuation allowance of $59.1 million on a significant portion of the Company’s deferred tax assets. The recognition of the valuation allowance does not result in or limit the Company’s ability to utilize these deferred tax assets in the future.

On March 27, 2020, the U.S. federal government officially signed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. ASC 740, “Accounting for Income Taxes”, requires companies to recognize the effect of tax law changes in the period of enactment. The CARES Act allows companies a five-year carryback for net operating losses (“NOLs”) arising in tax years 2018, 2019, and 2020. The Company is projecting to generate a taxable loss for the year ending January 30, 2021, which the Company will be able to carryback to the 2015-2019 tax years. As a result of the higher tax rates in some of these tax years, the Company has estimated a $5.6 million income tax benefit associated with carryback.

Additionally, we are currently undergoing several tax audits; however, we currently do not believe these audits will result in any material charge to tax expense in the future.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Other Current Assets, Accrued Expenses and Other Current Liabilities and Deferred Taxes, net and Other Liabilities

The following table provides details on our other current assets as of May 2, 2020, May 4, 2019 and February 1, 2020 (in thousands):

	May 2,	May 4,	February 1,
	2020	2019	2020
Prepaid expenses	$21,985	$31,159	$28,111
Tax receivable	42,097	4,492	12,010
Other	8,176	10,536	9,009
Total other current assets	$72,258	$46,187	$49,130

The following table provides details on our accrued expenses and other current liabilities as of May 2, 2020, May 4, 2019 and February 1, 2020 (in thousands):

	May 2,	May 4,	February 1,
	2020	2019	2020
Customer deposits, prepayments and refunds payable	$47,830	$81,355	$39,527
Unrealized loss on interest rate swaps	42,910	2,084	7,701
Loyalty program liabilities	37,445	44,893	43,692
Accrued salary, bonus, sabbatical, vacation and other benefits	31,427	51,579	58,264
Unredeemed gift cards	28,011	28,352	30,024
Accrued workers compensation and medical costs	19,602	22,282	20,954
Sales, value added, payroll, property and other taxes payable	6,875	32,333	18,208
Accrued interest	5,402	6,241	5,552
Accrued royalties	2,856	1,270	2,543
Accrued dividends	237	9,993	380
Other	13,610	20,307	19,265
Total accrued expenses and other current liabilities	$236,205	$300,689	$246,110

The following table provides details on our deferred taxes, net and other liabilities as of May 2, 2020, May 4, 2019 and February 1, 2020 (in thousands):

	May 2,	May 4,	February 1,
	2020	2019	2020
Deferred and other income tax liabilities, net	$56,203	$47,638	$36,373
Unrealized loss on interest rate swaps	—	12,719	26,885
Other	4,886	4,434	4,555
Total deferred taxes, net and other liabilities	$61,089	$64,791	$67,813

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss for the three months ended May 2, 2020 (in thousands):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 1, 2020	$(7,782)	$(26,368)	$(364)	$(34,514)
Other comprehensive loss before reclassifications	(3,902)	(10,434)	—	(14,336)
Amounts reclassified from accumulated other comprehensive loss	—	2,109	—	2,109
Net other comprehensive loss	(3,902)	(8,325)	—	(12,227)
BALANCE— May 2, 2020	$(11,684)	$(34,693)	$(364)	$(46,741)

The following table summarizes the components of accumulated other comprehensive loss for the three months ended May 4, 2019 (in thousands):

	Foreign
	Currency	Cash Flow	Pension
	Translation	Hedges	Plan	Total
BALANCE— February 2, 2019	$(29,820)	$(4,314)	$155	$(33,979)
Other comprehensive loss before reclassifications	(1,585)	(6,795)	—	(8,380)
Amounts reclassified from accumulated other comprehensive loss	—	(635)	—	(635)
Tax Effect	—	1,816	—	1,816
Net other comprehensive loss	(1,585)	(5,614)	—	(7,199)
BALANCE— May 4, 2019	$(31,405)	$(9,928)	$155	$(41,178)

Amounts reclassified from other comprehensive loss for the three months ended May 2, 2020 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of (loss) earnings.  Amounts reclassified from other comprehensive loss for the three months ended May 4, 2019 relate to changes in the fair value of our interest rate swaps which is recorded within interest expense in the condensed consolidated statement of (loss) earnings and changes in the fair value of cash flow hedges related to inventory purchases for our divested corporate apparel business, which is recorded within cost of sales in the condensed consolidated statement of (loss) earnings.

13. Share Repurchases

In March 2013, our Board of Directors (the “Board”) approved a share repurchase program for our common stock. At May 2, 2020, the remaining balance available under the Board’s authorization was $38.0 million. No shares were repurchased during the first quarter of 2020 and 2019, respectively.

Share repurchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Share-Based Compensation Plans

For a discussion of our share-based compensation plans, please see Note 15 in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. During the three months ended May 2, 2020, we decided to delay the grant of fiscal 2020 long-term incentive award grants to employees as a result of the impact of COVID-19.

Non-Vested Deferred Stock Units and Performance Units

The following table summarizes the activity of time-based and performance-based awards (collectively, "DSUs") for the three months ended May 2, 2020:

			Weighted-Average
	Units		Grant-Date Fair Value
	Time-	Performance-	Time-	Performance-
	Based	Based	Based	Based
Non-Vested at February 1, 2020	471,509	165,812	$17.81	$17.33
Granted	—	—	—	—
Vested(1)	(103,542)	—	27.73	—
Forfeited	(55,278)	(6,974)	11.00	17.49
Non-Vested at May 2, 2020	312,689	158,838	$15.84	$17.32
(1)	Includes 34,993 shares relinquished for tax payments related to vested DSUs for the three months ended May 2, 2020.

As of May 2, 2020, we have unrecognized compensation expense related to non-vested DSUs of $3.2 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Options and Stock Appreciation Rights (“SARs”)

The following table summarizes the activity of stock options for the three months ended May 2, 2020:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 1, 2020	3,952,587	$11.53
Granted	—	—
Exercised	—	—
Forfeited	(181,024)	7.39
Expired	(77,509)	14.16
Outstanding at May 2, 2020	3,694,054	$11.68
Exercisable at May 2, 2020	1,663,130	$16.19

The following table summarizes the activity of SARs for the three months ended May 2, 2020:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at February 1, 2020	414,476	$7.62
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at May 2, 2020	414,476	$7.62
Exercisable at May 2, 2020	138,158	$7.62

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of May 2, 2020, we have unrecognized compensation expense related to non-vested stock options and SARs of $6.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Cash Settled Awards

We have granted stock-based awards to certain employees, which vest over a period of three years, and will be settled in cash ("cash settled awards").  The fair value of the cash settled awards at each reporting period is based on the price of our common stock.  The fair value of the cash settled awards will be re-measured at each reporting period until the awards are settled.  Cash settled awards are classified as liabilities in the condensed consolidated balance sheets.  At May 2, 2020, the liability associated with the cash settled awards was $1.1 million and was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The following table summarizes the activity of cash settled awards, based on their initial grant date values, for the three months ended May 2, 2020 (in thousands):

Cash Settled Awards
Non-Vested at February 1, 2020	$6,220
Granted	—
Vested	(1,245)
Forfeited	(205)
Non-Vested at May 2, 2020	$4,770

As of May 2, 2020, we have unrecognized compensation expense related to non-vested cash settled awards of $1.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Share-Based Compensation Expense

Share-based compensation expense, including cash settled awards, recognized for the three months ended May 2, 2020 and May 4, 2019, was $2.0 million and $1.9 million, respectively.

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

Lease Information

We lease store locations, office and warehouse facilities, vehicles and equipment under various non-cancelable operating leases expiring in various years through fiscal 2031.  Substantially all of our stores are leased, generally for five to ten year initial terms.  Certain store leases include one or more options to renew, with renewal terms that range from one to ten years.

During the first quarter of fiscal 2020, we negotiated rent deferrals (primarily for April and May lease payments) for some of our stores, with repayment of such deferred amounts beginning at the end of 2020 into 2021. In April 2020, the FASB allowed entities to make a policy election regarding how to account for lease concessions resulting directly from COVID-19.  Rather than analyzing each lease contract individually, entities can elect to apply the modification framework under

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASC 842 or account for concessions outside of the modification framework.  We elected the relief provided by the FASB to not review each lease contract individually.  As the rent deferrals result in cash flows that are substantially the same as the original lease agreement, we were permitted to account for the rent deferrals either within the modification framework under ASC 842 or outside the modification framework and elected to treat the negotiated rent deferrals as modifications under ASC 842 resulting in re-measurement of the lease liability and a corresponding change to the right-of-use asset.

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

The components of lease cost are as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended
	May 2, 2020	May 4, 2019
Operating lease cost	$62,195	$62,111
Variable lease cost	18,294	19,149
Total lease cost	$80,489	$81,260

Operating lease expense is recognized on a straight-line basis over the lease term.  Total lease costs for stores and our distribution network are included in cost of sales while other total lease costs are included in SG&A expenses.

Supplemental balance sheet information related to operating leases consists of the following (in thousands):

May 2, 2020
Operating lease right-of-use assets	$842,088

Current portion of operating lease liabilities	$209,434
Noncurrent portion operating lease liabilities	689,264
Total operating lease liabilities	$898,698

Lease term and discount rate for operating leases were as follows:

May 2, 2020
Weighted average remaining lease term	4.9 years
Weighted average discount rate	5.25%

At May 2, 2020, we have approximately $898.7 million of non-cancelable operating lease commitments and no finance leases.  The following table summarizes the undiscounted annual future minimum lease payments, as of May 2, 2020, for each of the next five years and in the aggregate (in thousands):

Operating Leases
Year 1	$246,914
Year 2	233,005
Year 3	186,720
Year 4	140,744
Year 5	98,021
Thereafter	117,090
Total lease payments	$1,022,494
Less: Interest	(123,796)
Present value of lease liabilities	$898,698

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date
	Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
May 2, 2020—
Assets:
Derivative financial instruments	$—	$115	$—	$115
Liabilities:
Derivative financial instruments	$—	$42,910	$—	$42,910
May 4, 2019—
Assets:
Derivative financial instruments	$—	$1,693	$—	$1,693
Liabilities:
Derivative financial instruments	$—	$14,803	$—	$14,803
February 1, 2020—
Assets:
Derivative financial instruments	$—	$7	$—	$7
Liabilities:
Derivative financial instruments	$—	$34,586	$—	$34,586

At May 2, 2020, derivative financial instruments are comprised of interest rate swap agreements to minimize our exposure to interest rate changes on our outstanding indebtedness and foreign currency forward exchange contracts primarily entered into related to our direct sourcing programs, specifically related to the Canadian dollar.

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

In addition to the impairment charges described in Note 3, we also incurred asset impairment charges related to long-lived assets at our stores.  During the three months ended May 2, 2020, primarily as a result of COVID-19, we determined that certain long-lived assets at our stores were unable to recover their carrying amount reflecting the impact of the temporary store closures and the expectation that such impact will be significantly unfavorable to our business for at least the remainder of 2020.  As a result, for the three months ended May 2, 2020, we incurred $26.3 million of asset impairment charges which are included in a separate line on the condensed consolidated statement of (loss) earnings. During the three months ended May 4, 2019, we incurred $0.2 million of asset impairment charges related to underperforming stores.

We estimated the fair value of the long-lived assets based on an income approach using projected future cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions, which we classify as Level 3 within the fair value hierarchy.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities and our Term Loan and Senior Notes.  Management estimates that, as of May 2, 2020, May 4, 2019, and February 1, 2020, the carrying value of our financial instruments, other than our Term Loan and Senior Notes, approximated their fair value due to the highly liquid or short-term nature of these instruments.  We believe that the borrowings under our ABL Facility approximate their fair value because interest rates are adjusted on a short-term basis.

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

	May 2, 2020		May 4, 2019		February 1, 2020
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount(1)	Fair Value	Amount(1)	Fair Value	Amount(1)	Fair Value
Term Loan and Senior Notes, including current portion	$1,049,064	$400,652	$1,111,696	$1,076,471	$1,053,398	$896,851

(1) The carrying value of the Term Loan and Senior Notes, including current portion is net of deferred financing costs of $1.9 million, $3.0 million and $2.0 million as of May 2, 2020, May 4, 2019 and February 1, 2020, respectively.

17. Derivative Financial Instruments

In April 2017, we entered into an interest rate swap contract on an initial notional amount of $260.0 million that matures in June 2021 with periodic interest settlements. At May 2, 2020, the notional amount totaled $270.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 5.31% (including the applicable margin of 3.25%) on the outstanding notional amount.

In June 2018, we entered into an interest rate swap contract on an initial notional amount of $320.0 million that matures in April 2025 with periodic interest settlements. At May 2, 2020, the notional amount totaled $435.0 million. Under this interest rate swap contract, we receive a floating rate based on 1-month LIBOR and pay a fixed rate of 6.18% (including the applicable margin of 3.25%) on the outstanding notional amount.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have designated each interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark rate and the fair value of the swaps is reported as a component of accumulated other comprehensive loss.  For both swaps, changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged item affects earnings.  Over the next 12 months, $11.7 million of the amounts related to the interest rate swaps is expected to be reclassified from accumulated other comprehensive loss into earnings within interest expense.

Historically, we also utilized derivative instruments to hedge our foreign exchange risk, specifically related to the British pound and Euro.  As a result of the sale of our corporate apparel business, these instruments were cancelled during the third quarter of 2019.

In addition, we are exposed to market risk associated with foreign currency exchange rate fluctuations as a result of our direct sourcing programs, specifically related to the Canadian dollar.  As a result, from time to time, we may enter into derivative instruments to hedge this foreign exchange risk.  We have not elected to apply hedge accounting to these derivative instruments. At May 2, 2020, the notional amount of these instruments totaled $2.6 million. Amounts related to these transactions were immaterial to our condensed consolidated financial statements.

The following table provides details on our derivative instruments recorded in the condensed consolidated balance sheets as of May 2, 2020, May 4, 2019 and February 1, 2020 (in thousands):

	May 2, 2020		May 4, 2019		February 1, 2020
	Balance	Estimated	Balance	Estimated	Balance	Estimated
	Sheet Location	Fair Value	Sheet Location	Fair Value	Sheet Location	Fair Value
Interest rate contracts	Other current assets	$—	Other current assets	$1,154	Other current assets	$—
Interest rate contracts	Other assets	—	Other assets	489	Other assets	—
Foreign exchange contracts	Other current assets	115	Other current assets	50	Other current assets	7
Total assets		$115		$1,693		$7

Interest rate contracts	Accrued expenses and other current liabilities	$42,910	Accrued expenses and other current liabilities	$2,084	Accrued expenses and other current liabilities	$7,701
Interest rate contracts	Deferred taxes, net and other liabilities	—	Deferred taxes, net and other liabilities	12,719	Deferred taxes, net and other liabilities	26,885
Total liabilities		$42,910		$14,803		$34,586

The following table provides details on our derivative instruments recorded in the condensed consolidated statements of (loss) earnings and comprehensive loss for the three months ended in May 2, 2020 and May 4, 2019 (in thousands):

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss, net of tax		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	For the Three Months Ended			For the Three Months Ended
	May 2, 2020	May 4, 2019		May 2, 2020	May 4, 2019
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(10,434)	$(5,195)	Interest expense	$2,109	$14

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. Legal Matters

On August 2, 2017, two American Airlines, Inc. (“American Airlines”) employees, Thor Zurbriggen and Dena Catan, filed a putative class action lawsuit against our then-existing subsidiary Twin Hill in the United States District Court for the Northern District of Illinois (Case No. 1:17-cv-05648). The complaint alleged claims for strict liability, negligence, and medical monitoring based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On September 28, 2017, the plaintiffs filed an amended complaint adding nine additional named plaintiffs, adding American Airlines as a defendant, and adding claims for civil battery and intentional infliction of emotional distress. Plaintiffs filed a Second Amended Complaint on October 4, 2018 on behalf of 39 named plaintiffs, adding PSA Airlines, Inc. and Envoy Air Inc. as defendants, adding new factual allegations and adding a new claim of fraud by the defendants against American Airlines.  The Second Amended Complaint included plaintiffs from the Onody (Case No. 1:18-cv-02303) and Joy (Case No. 1:18-cv-05808) matters we reported in prior filings. As a result, on October 16, 2018, the judge dismissed the separate Onody and Joy matters. We have timely answered the Second Amended Complaint and the matter will proceed in due course. We believe that any lawsuit filed on the basis of the safety of the Twin Hill uniforms supplied to American Airlines is without merit, and we intend to contest this action vigorously. Twin Hill has substantial and convincing evidence of the uniforms' safety and fitness for their intended purpose, and we believe that there is no evidence linking any of the plaintiffs' alleged injuries to our uniforms. The range of loss, if any, is not reasonably estimable at this time. We do not currently believe, however, that it will have a material adverse effect on our financial position, results of operations or cash flows.

On September 27, 2017, Heather Poole and numerous other American Airlines employees filed a lawsuit against our then-existing subsidiary Twin Hill in the Superior Court for the State of California for the County of Alameda (Case No. RG17876798).  The complaint attempts to allege claims for strict liability and negligence based on allegedly defective uniforms Twin Hill supplied to American Airlines for its employees. On December 11, 2017, the Company filed a demurrer to Plaintiff’s complaint.  On February 20, 2018, the Court granted our demurrer and dismissed the plaintiffs’ Complaint. Plaintiffs filed an amended complaint on April 10, 2018 and again on April 27, 2018, which added allegations regarding Plaintiffs’ alleged injuries and named Tailored Brands, Inc. as a defendant. This case was consolidated for pretrial purposes only with other complaints containing identical allegations, including the Agnello, Hughes, Mackonochie and Wagoner cases that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

On December 23, 2019, Himelda Mendez on behalf of herself and all others similarly situated, filed separate lawsuits against Jos. A. Bank Clothiers, Inc. (“Jos. A. Bank”), Men’s Wearhouse and JA Apparel Corp. dba Joseph Abboud (“Joseph Abboud”), each in the United States District Court for the Southern District of New York (Case No. 1:19-cv-11756-KPF, Case No. 1:19-cv-11765-RA and Case No. 1:19-cv-11807-VEC, respectively). Each complaint alleges that the applicable entity’s failure to offer Braille gift cards violates the Americans with Disabilities Act (“ADA”), the New York State Human Rights Law and the New York City Human Rights Law. On May 22, 2020, we entered into an arrangement with the plaintiff to settle each of these matters for a de minimus amount. We expect the court to formally dismiss each matter in short order.  As a result of the settlements, the court entered an order dismissing each case on June 18, 2020.

In addition to the foregoing matters, we are involved in various routine legal proceedings, including ongoing litigation, incidental to the conduct of our business.  Management does not believe that any such matters will have a material adverse effect on our financial position, results of operations or cash flows.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. Subsequent Events

ABL Facility

As discussed in Note 6, Availability under our ABL Facility as of May 2, 2020 was $88.8 million, which exceeded the minimum Availability thresholds that would have resulted in the application of cash dominion and fixed charge coverage ratio testing.  On June 19, 2020, JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent under the ABL Facility, notified us of its intention to impose a total discretionary reserve of $44.6 million, with such reserve to be implemented evenly over the next two months.  Effective as of May 30, 2020, $22.3 million of the total reserve was imposed against our borrowing base.  On July 20, 2020, the Company and JPM agreed to reduce the total discretionary reserve from $44.6 million to $41.5 million and, as such, effective as of July 4, 2020, the remaining reserve of $19.2 million was imposed against our borrowing base.  On July 24, 2020, the Company repaid $10.0 million of the borrowings outstanding under the ABL Facility, reducing outstanding borrowings under the ABL Facility to $375.0 million.

As of the date of this filing, even after the imposition of this reserve, our Availability under the ABL Facility exceeded both the cash dominion and fixed charge coverage ratio minimum thresholds (such that cash dominion and fixed charge coverage testing did not apply). However, the implementation of this reserve and reduction in our borrowing base has materially impacted our liquidity.  We will continue to actively manage our liquidity and engage with our lenders and other stakeholders with respect to the same.

Senior Notes

On July 1, 2020, Men’s Wearhouse elected not to make the interest payment due and payable on July 1, 2020 of approximately $6.1 million (the “Interest Payment”) with respect to its Senior Notes.  Men’s Wearhouse has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” under the Indenture. If an event of default under the Indenture occurs as a result of such non-payment, it would result in a cross-event of default under our Credit Facilities. Men’s Wearhouse has elected to enter into the 30-day grace period with respect to the Interest Payment. During the grace period, Men’s Wearhouse may elect to pay the Interest Payment and thereby remain in compliance with the Indenture. As of the date of this filing, we have determined it is not probable that we will make the approximate $6.1 million interest payment; however, we may decide to make the interest payment prior to expiration of the grace period.

Recent Business Developments

On May 7, 2020, we began to open stores in the U.S. and Canada with enhanced safety protocols and have safely reopened approximately 96% of our store fleet as of July 21, 2020.  Given the current uncertain operating environment due to COVID-19, it is difficult to predict the future performance of our business.  While we cannot reasonably estimate the impact of COVID-19 on our financial position, results of operations and cash flows, we do expect such impact to be significantly negative for the remainder of fiscal 2020.

On July 21, 2020, we announced that, as a result of the unprecedented and industrywide business disruptions resulting from COVID-19, we are implementing a series of operating and organizational changes.  Specifically, we will make organizational changes that will result in the elimination of approximately 20% of our corporate positions by the end of the fiscal second quarter.  In connection with these corporate personnel changes, we expect to record a pre-tax charge of approximately $6 million in the second quarter of fiscal 2020 for severance payments and other termination costs, all of which are cash costs. In addition, we have identified up to 500 retail stores for potential closure over time as well as associated opportunities to reduce and realign our store organization and supply chain infrastructure and organization to best serve our go-forward store footprint and e-commerce business. We have not yet quantified the costs related to potential store closures and the corresponding store organization and supply chain infrastructure and organization realignment.  We expect such charges to include significant cash and non-cash amounts, primarily related to severance and long-lived asset impairment.

TAILORED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended May 2, 2020, in response to COVID-19, we implemented temporary base salary reductions for officers and employees with a salary of $100,000 or more ranging from 10% to 50% and reduced the Board’s cash retainer fees by 50%.  As a result of the opening of most of our stores and the return of many employees from furlough and to enable us to retain and continue to motivate our employees during the volatile and uncertain environment created by COVID-19, effective June 21, 2020, we restored base salaries for all employees who were subject to a temporary base salary reduction.

In addition, effective June 26, 2020, we restored the cash retainer fees for our Board to their pre-COVID-19 amounts.  Also, on June 26, 2020, the Board decided to delay the grant of its annual equity retainer, consistent with our decision to delay fiscal 2020 long-term incentive award grants to employees as a result of the impact of COVID-19.

As of May 2, 2020, assets held for sale totaled $2.9 million relating to an owned distribution center and an owned store. During the second quarter of 2020, we completed the sale of both properties for total proceeds of $13.4 million, net of transaction costs.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We encourage you to read this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended February 1, 2020.  References herein to years are to our 52-week or 53-week fiscal year, which ends on the Saturday nearest January 31 in the following calendar year.  For example, references to "2020" mean the 52-week fiscal year ending January 30, 2021.

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

Recent Developments

Going Concern

As discussed in Note 1 and Note 19 to the condensed consolidated financial statements and in “Liquidity and Financial Resources” herein, the impact of the outbreak of the novel coronavirus (“COVID-19”), reductions in our liquidity reflecting the implementation of a discretionary reserve on our $550 million asset-based credit facility (the “ABL Facility”) and our election to not make the interest payment due on July 1, 2020 with respect to our 7.00% Senior Notes due 2022 (the "Senior Notes"), have raised substantial doubt about our ability to continue as a going concern within one year of the date that our condensed consolidated financial statements are issued.

Absent obtaining a waiver from our lenders or negotiating an agreement to avoid acceleration of our indebtedness, we will be in default on all of our indebtedness and we do not have sufficient liquidity to repay the amounts due under our indebtedness, consisting of our term loan, Senior Notes and ABL Facility.  Furthermore, our current forecast for our financial condition and liquidity sources also raises doubt as to our ability to meet other obligations, including interest payments related to our indebtedness and operating lease obligations over the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.

As a result of the conditions described above, we have engaged advisors to assist with management’s plans to evaluate several alternatives, including seeking a restructuring, amendment or refinancing of our debt through a private restructuring or reorganization under applicable bankruptcy laws.  Management is also evaluating various alternatives to improve our liquidity, including but not limited to, lease concessions and deferrals, further reductions of operating and capital expenditures, and raising additional capital.  However, there can be no assurances that we will be able to successfully restructure our indebtedness or improve our financial position and liquidity.  Management’s plans are not yet finalized and are subject to numerous uncertainties including negotiations with our lenders and conditions in the credit and capital markets.  As a result of the foregoing factors, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

Furthermore, although management’s projections indicate non-compliance with the fixed charge coverage ratio beginning in the fourth quarter of fiscal 2020, it is likely that we will pursue a reorganization under applicable bankruptcy laws prior to the occurrence of such non-compliance or well in advance of such date, possibly as soon as during the third quarter of fiscal 2020.  Should we reorganize under applicable bankruptcy laws, there will likely not be any value distributed to our shareholders and our shares could be cancelled for no consideration.

Operational Update

Following the end of the first quarter of fiscal 2020, we began the process of reopening our stores to serve our customers while prioritizing the health and safety of our employees and customers and operating in accordance with recommended guidelines.  As of July 21, 2020, we have safely reopened approximately 96% of our store fleet across the U.S. and Canada.  We believe ongoing government actions in response to COVID-19, additional periods of increases in the number of COVID-19 cases, social distancing measures and changes in consumer spending behaviors will continue to impact our business and we believe the impact on our operations will be significantly negative for the rest of fiscal 2020.

On July 21, 2020, we announced that, as a result of the unprecedented and industrywide business disruptions resulting from COVID-19, we are implementing a series of operating and organizational changes. Specifically, we will make organizational changes that will result in the elimination of approximately 20% of our corporate positions by the end of the fiscal second quarter.  In connection with these corporate personnel changes, we expect to record a pre-tax charge of approximately $6 million in the second quarter of fiscal 2020 for severance payments and other termination costs, all of which are cash costs.  In addition, we have identified up to 500 retail stores for potential closure as well as associated opportunities to reduce and realign our store organization and supply chain infrastructure and organization to best serve our go-forward store footprint and e-commerce business. We have not yet quantified the costs related to potential store closures and the corresponding store organization and supply chain infrastructure and organization realignment.  We expect such charges to include significant cash and non-cash amounts, primarily related to severance and long-lived asset impairment.

During the three months ended May 2, 2020, in response to COVID-19, we implemented temporary base salary reductions for officers and employees with a salary of $100,000 or more ranging from 10% to 50% and reduced the Board of Directors’ (the “Board”) cash retainer fees by 50%.  To enable us to retain and continue to motivate our employees during the volatile and uncertain environment created by COVID-19, effective June 21, 2020, we restored base salaries for all employees who were subject to a temporary base salary reduction.  In addition, effective June 26, 2020, we restored the cash retainer fees for our Board to their pre-COVID-19 amounts.

COVID-19 remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

First Quarter Discussion

Our quarter ended May 2, 2020 got off to a solid start with total comparable sales up 2.4% for the month of February and all brands delivering positive comparable sales.  In March 2020, COVID-19 began to significantly impact our results of operations.  On March 17, 2020, we announced the immediate temporary closure of all retail locations which was extended through the end of the first quarter of 2020.

In response to COVID-19, we took several actions to preserve financial liquidity and financial flexibility including:

●	Borrowing $310 million under our ABL Facility
●	Significantly reducing or deferring operating expenses, capital expenditures and inventory purchases
●	Extending payment terms with suppliers and vendors
●	Suspending rent payments under our operating leases for April and May and negotiating rent deferrals for some of our stores, with repayment of such deferred amounts beginning at the end of 2020 into 2021
●	Implementing temporary base salary reductions for officers and employees with a salary of $100,000 or more ranging from 10% to 50% and reducing the Board’s cash retainer fees by 50% (which were all reinstated in late June 2020), and
●	Furloughing or temporarily laying off all of our store employees, most of our distribution network employees and the majority of our corporate employees (while paying both the Company and employee portions of health premiums for medical, dental and vision for affected employees).

From a liquidity perspective, as of May 2, 2020, our cash and cash equivalents totaled $244.2 million.  As described above, we continue to employ measures to maintain ample liquidity and maximize available cash on hand.  As of May 2, 2020, our outstanding borrowings under our ABL Facility totaled $385.0 million.  In addition, our remaining Availability (as defined in the ABL Facility) was $88.8 million, which exceeds any minimum thresholds that would trigger adverse circumstances or potential default under the ABL Facility or our other outstanding indebtedness.  See Note 19 to the condensed consolidated financial statements and “Liquidity and Financial Resources” herein for additional information on the imposition of a discretionary reserve on our ABL Facility.

We believe the impact of COVID-19 makes many of the operating metrics that we report in the normal course of business to be less meaningful.   As such, we have elected not to report comparable sales for our retail brands as our stores were closed for over half of the first quarter of 2020 and believe other operating metrics such as operating income and earnings per share are less meaningful to investors to assess performance.

Key operating metrics for continuing operations for the three months ended May 2, 2020 include:

●	Net sales decreased $438.0 million, or 60.4%, primarily due to the temporary closure of our stores in response to COVID-19.
●	Gross margin decreased $275.2 million. As a percentage of sales, gross margin was 10.4% reflecting deleveraging of occupancy costs.
●	We recorded $194.3 million of goodwill, intangible and long-lived asset impairment charges primarily driven by the significant sustained decrease in our stock price as well as the impact of COVID-19.
●	We recorded a gain on the previously announced sale of the Joseph Abboud trademarks totaling $82.7 million.
●	Operating loss was $258.7 million compared to operating income of $29.0 million for the same period last year.
●	Loss per share was $5.55 for the three months ended May 2, 2020 compared to diluted earnings per share of $0.13 for the same period last year.

Key liquidity metrics for the three months ended May 2, 2020 include:

●	Cash and cash equivalents at the end of the first quarter of 2020 were $244.2 million primarily reflecting borrowings of $310.0 million in response to COVID-19 offset by cash outflows necessary to operate the business while stores were temporarily closed.
●	Cash used in operating activities was $121.4 million for the first three months of 2020 primarily reflecting the impact of COVID-19.
●	Capital expenditures were $9.0 million for the first three months of 2020 compared to $21.7 million for the first three months of 2019 as we significantly reduced and or deferred payment on our capital spend in response to COVID-19.
●	Total debt at the end of the first quarter of 2020 was approximately $1.4 billion. During the first quarter of 2020, we made two scheduled $2.3 million payments on our term loan, while borrowings outstanding on our ABL Facility increased $335.0 million.

Items Affecting Comparability of Results from Continuing Operations

Besides the impact of COVID-19 on our results of operations for the first quarter of 2020, the following table depicts the effect on pretax income from continuing operations related to certain other items that have impacted the comparability of our results in 2020 and 2019 (dollars in millions):

	For the Three Months Ended
	May 2,	May 4,
	2020	2019
Goodwill, intangible and long-lived asset impairment charges(1)	$192.3	$—
Net gain related to the sale of Joseph Abboud trademarks(2)	(82.7)	—
Consulting and other business advisory costs	2.2	—
Costs related to multi-year cost savings and operational excellence programs (3)	2.1	4.4
Total (4)	$113.9	$4.4
(1)	Consists of $89.9 million related to the Jos. A. Bank tradename, $78.0 million related to goodwill and $24.4 million related to long-lived assets. See Note 3 and Note 16 to the condensed consolidated financial statements for additional information.
(2)	See Note 2 to the condensed consolidated financial statements for additional information.
(3)	For the three months ended May 2, 2020, consists of $2.2 million in severance costs and $0.1 million in other costs, offset by a $0.2 million net gain related to the sale of a distribution center in the U.S. For the three months ended May 4, 2019, consists of $3.1 million in consulting costs, $1.1 million in severance costs and $0.2 million in lease termination costs.
(4)	For the three months ended May 2, 2020, $4.3 million is included in selling, general and administrative expenses ("SG&A"), $168.0 million is included in goodwill and intangible asset impairment charges, $82.7 million is included in gain on sale of trademarks, net, and $24.4 million is included in asset impairment charges. For the three months ended May 4, 2019, $0.2 million is included in cost of sales and $4.2 million is included in SG&A.

Store Data

The following table presents information with respect to retail apparel stores in operation during each of the respective fiscal periods:

	For the Three Months Ended		For the Year Ended
	May 2,	May 4,	February 1,
	2020	2019	2020

Open at beginning of period:	1,450	1,464	1,464
Opened	—	—	3
Closed	(5)	(2)	(17)
Open at end of the period	1,445	1,462	1,450

Men’s Wearhouse(1)	714	720	717
Men’s Wearhouse and Tux	44	46	44
Jos. A. Bank (2)	472	482	474
Moores	126	126	126
K&G	89	88	89
	1,445	1,462	1,450
(1)	Includes one Joseph Abboud store that was closed in the first quarter of 2020.
(2)	Excludes franchise stores.

During the first quarter of 2020, we closed five stores (two Men’s Wearhouse stores, two Jos. A. Bank stores and one Joseph Abboud store).

Prior to the outbreak of COVID-19, we completed a review of our store fleet and identified approximately 100 stores we anticipate closing as their leases expire over the next several years, weighted heavily towards 2020 and 2021.  In fiscal 2020, we expect to close approximately 40 Jos. A. Bank stores and approximately ten Men’s Wearhouse stores as their leases expire.  In addition, on July 21, 2020, we announced that after a re-evaluation of our store fleet, we identified up to an additional 400 stores for closure over time.

Seasonality

Prior to the COVID-19 outbreak, our sales and net earnings were subject to seasonal fluctuations and may vary by brand. Typically, our rental product revenues are heavily concentrated in the second and third quarters (prom and wedding season) while the fourth quarter is the seasonal low point.  Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.  In addition, we expect COVID-19 to significantly impact our results for the remainder of fiscal 2020.

Results of Operations

For the Three Months Ended May 2, 2020 Compared to the Three Months Ended May 4, 2019

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	May 2,	May 4,
	2020	2019
Net sales:
Retail clothing product	86.9%	82.1%
Rental services	7.8	12.9
Alteration and other services	5.3	5.0
Total net sales	100.0%	100.0%
Cost of sales(2):
Retail clothing product	52.9	45.3
Rental services	21.0	13.9
Alteration and other services	126.3	93.6
Occupancy costs	35.3	14.3
Total cost of sales	89.6	57.9
Gross margin(2):
Retail clothing product	47.1	54.7
Rental services	79.0	86.1
Alteration and other services	(26.3)	6.4
Occupancy costs	(35.3)	(14.3)
Total gross margin	10.4	42.1
Advertising expense	7.9	6.2
Selling, general and administrative expenses	53.7	31.9
Goodwill and intangible asset impairment charges	58.6	—
Asset impairment charges	9.2	0.0
Gain on sale of trademarks, net	(28.8)	—
Operating (loss) income	(90.2)	4.0
Interest income	0.0	0.0
Interest expense	(6.2)	(2.6)
(Loss) earnings before income taxes	(96.4)	1.4
(Benefit) provision for income taxes	(2.3)	0.5
Net (loss) earnings from continuing operations	(94.1)	0.9
Earnings from discontinued operations, net of tax	—	0.1
Net (loss) earnings	(94.1)%	1.0%
(1)	Percentage line items may not sum to totals due to the effect of rounding.
(2)	Calculated as a percentage of related sales.

The following discussion of our results of operations relates to our continuing operations. Please see Note 4 of notes to the condensed consolidated financial statements for information concerning discontinued operations.

Net Sales

Total net sales decreased $438.0 million, or 60.4%, to $286.7 million for the first quarter of 2020 as compared to the first quarter of 2019 primarily due to a $345.7 million decrease in clothing product sales, a $71.5 million decrease in rental service revenues and a $20.8 million decrease in alteration and other services revenues.  These decreases were primarily driven by the temporary closure of our retail stores and cancellation of high school proms and other events due to COVID-19.

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

Our total gross margin decreased $275.2 million, or 90.3%, to $29.7 million in the first quarter of 2020 as compared to the first quarter of 2019 primarily resulting from the impact of store closures and lower sales due to COVID-19.  As a percentage of total sales, gross margin decreased to 10.4% in the first quarter of 2020 from 42.1% in the first quarter of 2019.

Occupancy costs, which includes store related operating lease costs, utilities, repairs and maintenance, security, property taxes and depreciation, decreased $2.6 million. Occupancy costs as a percentage of total net sales increased to 35.3% in the first quarter of 2020 as compared to 14.3% in the first quarter of 2019 due to deleveraging from lower sales.

Advertising Expense

Advertising expense decreased to $22.7 million, or 49.1%, from $44.7 million in the first quarter of 2019.  The decrease in advertising expense was primarily driven by reductions in advertising spend in response to COVID-19.  As a percentage of total net sales, advertising expense increased to 7.9% in the first quarter of 2020 from 6.2% in the first quarter of 2019 due to deleveraging from lower sales.

Selling, General and Administrative Expenses

In the first quarter of 2020, SG&A expenses decreased to $154.1 million, or 33.3%, from $231.0 million in the first quarter of 2019.  As a percentage of total net sales, SG&A expenses increased to 53.7% in the first quarter of 2020 from 31.9% in the first quarter of 2019, primarily due to deleveraging from lower sales. The components of this 21.8% increase in SG&A expenses as a percentage of total net sales and the related dollar changes were as follows:

%	in millions	Attributed to
0.9	$0.1

In the first quarter of 2020, we incurred certain costs that impact the comparability of our results totaling $4.3 million, including $2.2 million related to consulting and other business advisory costs and $2.1 million related to our multi-year cost savings and operational excellence programs. In the first quarter of 2019, costs that impacted the comparability of our results totaled $4.2 million related to our multi-year cost savings and operational excellence programs.

5.4	(46.3)

Store salaries decreased $46.3 million resulting from the impact of temporary store closures and reflecting the furlough/temporary layoff of employees. Store salaries as a percentage of sales increased to 19.5% in the first quarter of 2020 from 14.1% in the first quarter of 2019 primarily due to deleveraging from lower sales.

15.5	(30.7)

Other SG&A expenses decreased $30.7 million primarily due to lower non-store expenses primarily resulting from employee furloughs and the temporary closure of our offices. As a percentage of sales, other SG&A expenses increased to 32.7% in the first quarter of 2020 from 17.2% in the first quarter of 2019 due to deleveraging from lower sales.

21.8	$(76.9)	Total

Goodwill and Intangible Asset Impairment Charges

We recorded goodwill and intangible asset impairment charges totaling $168.0 million, with $78.0 million related to goodwill and $89.9 million related to our Jos. A. Bank tradename.  See Note 3 to the condensed consolidated financial statements for additional information.

Asset Impairment Charges

We recorded asset impairment charges totaling $26.3 million in the first quarter of 2020 compared to $0.2 million in the first quarter of 2019. The asset impairment charges in the first quarter of 2020 primarily related to the impact of COVID-19, including the temporary closure of our stores and the expectation that such impact will be significantly unfavorable to our business for at least the remainder of 2020.  The asset impairment charges in the first quarter of 2019 related to underperforming stores.

Gain on Sale of Trademarks, net

We recorded a gain on the sale of our Joseph Abboud trademarks, net of transaction costs, totaling $82.7 million.  See Note 2 to the condensed consolidated financial statements for additional information.

(Benefit) Provision for Income Tax

Our effective income tax rate from continuing operations for the first quarter of 2020 was 2.4% compared to 37.9% for the first quarter of 2019. The decrease in the effective income tax rate is primarily due to the valuation allowance established.

The significant impact of COVID-19 on our sales, profitability, and cash flows resulted in a reduction to our operating forecasts, reflecting the uncertainty of the current environment. As a result, management performed an assessment of the need for additional valuation allowances against deferred tax assets, weighing both positive and negative evidence.  Through the three months ended May 2, 2020, the Company’s results reflect a three-year cumulative loss from U.S. operations. Historically, the Company reflected a three-year profit. The three-year cumulative loss arising this quarter limits the ability to consider other positive evidence, such as projections of future results, to assess the realizability of deferred tax assets. As a result, it is “more likely than not” that the net deferred tax asset will not be realized in the future; therefore, the provision for income tax for first quarter 2020 includes a non-cash charge for valuation allowance of $59.1 million on a significant portion of the Company’s deferred tax assets. The recognition of the valuation allowance does not result in or limit the Company’s ability to utilize these deferred tax assets in the future.

On March 27, 2020, the U.S. federal government officially signed The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. ASC 740, “Accounting for Income Taxes”, requires companies to recognize the effect of tax law changes in the period of enactment. The CARES Act allows companies a five-year carryback for net operating losses (“NOLs”) arising in tax years 2018, 2019, and 2020. The Company is projecting to generate a taxable loss for the year ending January 30, 2021, which the Company will be able to carryback to the 2015-2019 tax years. As a result of the higher tax rates in some of these tax years, the Company has estimated a $5.6 million income tax benefit associated with carryback.

For the first quarters of 2020 and 2019, the statutory tax rates in U.S., Canada, and Hong Kong were approximately 21%, 26% and 16.5%, respectively. For the first quarter of 2020, tax benefit for our continuing operations in foreign jurisdictions was $8.6 million.  For the first quarter of 2019, tax expense for our continuing operations in foreign jurisdictions totaled $2.2 million.

Our continuing operations income tax expense and effective income tax rate in future periods may be impacted by many factors, including our geographic mix of earnings, changes in tax laws, and valuation allowance.  Additionally, we are currently undergoing several tax audits, however, we currently do not believe these audits will result in any material charge to tax expense in the future.

Net (Loss) Earnings from Continuing Operations

Net loss from continuing operations was $269.9 million for the first quarter of 2020 compared with net earnings from continuing operations of $6.5 million for the first quarter of 2019.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and available borrowings under our ABL Facility, as described below.  The following table provides details on our cash and cash equivalents and working capital position as of May 2, 2020, May 4, 2019 and February 1, 2020:

	May 2,	May 4,	February 1,
	2020	2019	2020
Cash and cash equivalents	$244,170	$12,928	$14,420
Restricted cash	$94,450	$—	$—
Working capital	$(966,944)	$161,344	$206,388

The decrease in working capital from May 2, 2020 compared to February 1, 2020 is primarily due to all debt being reclassified to current resulting from our determination of substantial doubt about our ability to continue as a going concern.  See Notes 1 and 6 for additional information.

In 2014, our subsidiary The Men's Wearhouse, Inc. (“Men’s Wearhouse”) entered into a term loan credit agreement that provided for a senior secured term loan in the aggregate principal amount of $1.1 billion (the “Original Term Loan”) and a $500.0 million asset-based revolving credit facility (the “Original ABL Facility”) with certain of our other U.S. subsidiaries and Moores the Suit People Corp., one of our Canadian subsidiaries, as co-borrowers. In addition, in 2014, Men's Wearhouse issued $600.0 million in aggregate principal amount of Senior Notes.

In October 2017, Men’s Wearhouse amended the Original ABL Facility in part to increase the principal amount available to $550.0 million and extend the maturity date to October 2022.  In April 2018, Men’s Wearhouse refinanced the Original Term Loan, and in October 2018, amended its term loan (the term loan, as so refinanced and amended, the “Term Loan” and, together with the ABL Facility, the “Credit Facilities”) to reduce the interest rate margin.  See Credit Facilities section below for additional information.

The Credit Facilities and the Senior Notes contain customary non-financial and financial covenants, including fixed charge coverage ratios, total leverage ratios and secured leverage ratios.  Should our total leverage ratio and secured leverage ratio exceed certain thresholds specified in the agreements, we would be subject to certain additional restrictions, including limitations on our ability to make significant acquisitions and incur additional indebtedness. As of May 2, 2020, our total leverage and secured leverage ratios are above the maximum thresholds specified therefor in the agreement governing the Term Loan.  As a result, we are subject to additional restrictions, primarily related to the size of any incremental term loan facilities being limited to a maximum of $250.0 million.

In addition, our ABL Facility contains certain covenants and restrictions, including instances where lenders could assume control of our cash (commonly referred to as cash dominion) and the imposition of a financial maintenance covenant, which would become effective if availability falls below various thresholds.  The requirement for cash dominion is triggered when Availability (as defined in the ABL Facility) is less than the greater of (1) 12.5% of the Line Cap (as defined in the ABL Facility), which as of May 2, 2020 was $62.1 million, or (2) $60.5 million.  The requirement to comply with the financial maintenance covenant (a fixed charge coverage ratio) is triggered when Availability is less than the greater of (1) 10% of the Line Cap, which as of May 2, 2020 was $49.7 million, or (2) $44.0 million.

On March 16, 2020, in an abundance of caution and as a proactive measure, due to uncertainty regarding the potential impact of COVID-19 and our liquidity projections, we borrowed $260.0 million under our ABL Facility.  Furthermore, after assessing the remaining Availability under the ABL Facility and determining that additional borrowings were prudent to maximize cash on hand, on each of March 19, 2020 and March 31, 2020, respectively, we borrowed an additional $25.0 million under the ABL Facility.

As of May 2, 2020, $385.0 million in borrowings were outstanding under the ABL Facility (which was also the maximum borrowing outstanding during the first quarter of 2020) with a weighted average interest rate of approximately 1.9%. In addition, at May 2, 2020, letters of credit totaling approximately $22.9 million were issued and outstanding primarily as collateral for workers’ compensation claims. Availability under the ABL Facility as of May 2, 2020 was $88.8 million, which exceeds the cash dominion and fixed charge coverage ratio minimum thresholds (such that cash dominion and fixed charge coverage testing did not apply).  Availability under the ABL Facility may decrease in the event the agent under our ABL Facility imposes reserves against borrowing base.  See “Future Sources and Uses of Cash” below for additional information.

Credit Facilities

In April 2018, we refinanced the Original Term Loan, resulting in our Term Loan facility totaling $900.0 million.  Additionally, we may continue to request additional term loans or incremental equivalent debt borrowings, all of which are uncommitted, in an aggregate amount up to the greater of (1) $250.0 million and (2) an aggregate principal amount such that, on a pro forma basis (giving effect to such borrowings), our senior secured leverage ratio will not exceed 2.5 to 1.0.  As noted above, we are currently limited to a maximum of $250.0 million for such incremental borrowings.

The Term Loan amortizes in an annual amount equal to 1.0% of the principal amount of the Term Loan, payable quarterly (which commenced on May 1, 2018).  The Term Loan matures on April 9, 2025, subject to a maturity provision that would accelerate the maturity of the Term Loan to April 1, 2022 if any of the Company’s obligations under its Senior Notes remain outstanding on April 1, 2022.

The Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (with a floor of 1.0%) or the base rate (with a floor of 2.0%).  In October 2018, we amended the Term Loan resulting in a reduction in the interest rate margin of 25 basis points.  As a result of the amendment, the margins for borrowings under the Term Loan are 3.25% for LIBOR and 2.25% for the base rate.  In connection with the October 2018 amendment of the Term Loan, we incurred deferred financing costs of $1.1 million, which will be amortized over the life of the Term Loan using the interest method.  The maturity date for the Term Loan remains April 9, 2025, and all other material provisions of the Term Loan remain unchanged.

The interest rate on the Term Loan is based on 1-month LIBOR, which was 0.30% at May 2, 2020. However, the Term Loan interest rate is subject to a LIBOR floor of 1%, plus the applicable margin of 3.25%, results in a total interest rate of 4.25%.  We have two interest rate swap agreements where the variable rates due under the Term Loan have been exchanged for a fixed rate. At May 2, 2020, the total notional amount under these interest rate swaps is $705.0 million.  Please see Note 17 for additional information on our interest rate swaps.

As a result of our interest rate swaps, 80% of the variable interest rate under the Term Loan has been converted to a fixed rate and, as of May 2, 2020, the Term Loan had a weighted average interest rate of 5.62%.

In October 2017, we amended our ABL Facility, which now provides for a senior secured revolving credit facility of $550.0 million, with possible future increases to $650.0 million under an expansion feature, which matures in October 2022, and is guaranteed, jointly and severally, by Tailored Brands, Inc. and certain of our U.S. subsidiaries. The ABL Facility has several borrowing and interest rate options including the following indices: (i) adjusted LIBOR, (ii) Canadian Dollar Offered Rate ("CDOR") rate, (iii) Canadian prime rate or (iv) an alternate base rate (equal to the greater of the prime rate, the New York Federal Reserve Bank (“NYFRB”) rate plus 0.5% or adjusted LIBOR for a one-month interest period plus 1.0%). Advances under the ABL Facility bear interest at a rate per annum using the applicable indices plus a varying interest rate margin of up to 1.75%.  The ABL Facility also provides for fees applicable to amounts available to be drawn under outstanding letters of credit which range from 1.25% to 1.75%, and a fee on unused commitments of 0.25%.

The obligations under the Credit Facilities are secured on a senior basis by a first priority lien on substantially all of the assets of the Company, Men’s Wearhouse and its U.S. subsidiaries and, in the case of the ABL Facility, Moores The Suit People. The Credit Facilities and the related guarantees and security interests granted thereunder are senior secured obligations of, and will rank equally with all present and future senior indebtedness of the Company, the co-borrowers and the respective guarantors.

The Senior Notes are guaranteed, jointly and severally, on an unsecured basis by Tailored Brands, Inc. and each of our U.S. subsidiaries (collectively, the “Guarantors”). The Senior Notes and the related guarantees are senior unsecured obligations of Men’s Wearhouse, as issuer, and the Guarantors, respectively, and will rank equally with all of Men’s Wearhouse’s and each Guarantor's present and future senior indebtedness. The Senior Notes will mature in July 2022.  Interest on the Senior Notes is payable on January 1 and July 1 of each year.  See “Future Sources and Uses of Cash” below for additional information.

Cash Flow Activities

Operating activities — Net cash used in operating activities was $121.4 million compared to net cash provided by operating activities of $11.8 million for the first three months of 2020 and 2019, respectively.

The $133.2 million decrease in cash flow from operations was driven primarily by a $152.3 million decrease in our net earnings, after adjusting for non-cash items, primarily due to the decrease in our operating income resulting from the impact of COVID-19.  The $152.3 million decrease was partially offset by a $28.2 million change in accounts receivable reflecting the collection of credit card receivables during the quarter as credit card receivables at the end of the quarter were significantly lower as a result of our temporary store closures.

Investing activities — Net cash provided by investing activities was $114.0 million for the first three months of 2020 compared to net cash used in investing activities of $21.7 million for the first three months of 2019.  The $135.7 million change was primarily driven by the $115.0 million in proceeds related to the sale of the Joseph Abboud trademarks, $5.9 million of proceeds from last year’s sale of the corporate apparel business and a $12.7 million decrease in capital expenditures primarily reflecting the impact of deferral of capital expenditures due to COVID-19.

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

Financing activities — Net cash provided by financing activities was $330.5 million for the first three months of 2020 compared to net cash used in financing activities of $15.0 million for the first three months of 2019.  The $345.5 million increase primarily reflects the impact of ABL borrowings mainly in response to COVID-19 and last year’s decision to suspend our quarterly dividend.

Restricted cash — As a result of the sale of the Joseph Abboud trademarks, per the provisions of the credit agreement governing our Term Loan, the proceeds of the sale, reduced by estimated taxes payable related to the sale and transaction related costs, were deposited in a separate account administered by the term loan agent and is presented as restricted cash on the condensed consolidated balance sheet as of May 2, 2020.  As of May 2, 2020, the restricted cash balance totaled $94.5 million and is primarily restricted for the purchase of property, equipment and other tangible assets to be used in the operations of the business, such as capital expenditures and purchase of rental product.

Dividends — Cash dividends paid were $0.1 million and $9.6 million for the first three months of 2020 and 2019, respectively.  On September 11, 2019, after extensive review, the Company announced an update to the Company’s capital allocation policy.  Effective in the fourth quarter of 2019, our quarterly cash dividend was suspended and the cash was redeployed for accelerated debt reduction and opportunistic share repurchases.  The cash dividends paid in the first three months of 2020 relate to accrued dividends paid upon vesting of certain share-based awards.

Share repurchase program — In March 2013, the Board approved a share repurchase program for our common stock.  No shares were repurchased during the first quarters of 2020 and 2019, respectively.  At May 2, 2020, the remaining balance available under the Board's authorization was $38.0 million.

Future Sources and Uses of Cash

Our primary uses of cash are to finance working capital requirements of our operations and to repay our indebtedness. In addition, we will use cash to fund capital expenditures, income taxes, operating leases and various other commitments and obligations, as they arise.

In response to COVID-19, we proactively took measures to increase available cash on hand including, but not limited to, significant reductions in discretionary operating expenses, reducing inventory purchases and capital expenditures, extension of vendor payment terms, employee furloughs, temporary salary reductions, discussions with our landlords regarding rent reductions and/or rent deferrals and, as described above, borrowings under our ABL Facility.  We closely monitor the amounts and timing of our sources and uses of funds, particularly as they affect our ability to maintain compliance with the financial covenant of our ABL Facility.

Following the end of the first quarter of 2020, the status of our liquidity position and indebtedness has been impacted by certain events:

●	On June 19, 2020, JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent under the ABL Facility, notified us of its intention to impose a total discretionary reserve of $44.6 million, with such reserve to be implemented evenly over the next two months. Effective as of May 30, 2020, $22.3 million of the total reserve was imposed against our borrowing base. On July 20, 2020, the Company and JPM agreed to reduce the total discretionary reserve from $44.6 million to $41.5 million and, as such, effective as of July 4, 2020, the remaining reserve of $19.2 million was imposed against our borrowing base. On July 24, 2020, the Company repaid $10.0 million of the borrowings outstanding under the ABL Facility, reducing outstanding borrowings under the ABL Facility to $375.0 million. As of the date of this filing, even after the imposition of this reserve, our Availability under the ABL Facility exceeded both the cash dominion and fixed charge coverage ratio minimum thresholds (such that cash dominion and fixed charge coverage testing did not apply). However, the implementation of this reserve and reduction in our borrowing base has materially impacted our liquidity. We will continue to actively manage our liquidity and engage with our lenders and other stakeholders with respect to the same.

●	On July 1, 2020, Men’s Wearhouse elected not to make the interest payment due and payable on July 1, 2020 of approximately $6.1 million (the “Interest Payment”) with respect to its Senior Notes. Men’s Wearhouse has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” under the indenture governing the Senior Notes (the “Indenture”). If an event of default under the Indenture occurs as a result of such non-payment, it would result in a cross-event of default under our Credit Facilities. Men’s Wearhouse has elected to enter into the 30-day grace period with respect to the Interest Payment. During the grace period, Men’s Wearhouse may elect to pay the Interest Payment and thereby remain in compliance with the Indenture. As of the date of this filing, we have determined it is not probable that we will make the approximate $6.1 million interest payment; however, we may decide to make the interest payment prior to expiration of the grace period.

In addition, over the last several months, both Standard & Poor’s Rating Service and Moody’s Investor Service have downgraded their credit ratings for the Company.  These downgrades, and any future reductions in our credit ratings, could result in reduced access to the credit and capital markets.  As a result of these actions, we believe our current ability to access the credit and capital market is significantly limited.

We have considered the projected impact of COVID-19 on our cash flows and analyzed our future compliance with the financial covenants under our ABL Facility, including the discretionary reserve imposed against our borrowing base, as described in Note 19, and based on such projections and analysis, we will not remain in compliance with the fixed charge coverage ratio covenant under the ABL Facility beginning in the fourth quarter of fiscal 2020.  If we violate this covenant and are unable to obtain an amendment or waiver from our lenders, we will be in default under the ABL Facility and our debt could be accelerated by the lenders under the ABL Facility. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under the ABL Facility would result in a default under, and could result in the acceleration of, our other indebtedness unless we are able to obtain an amendment or waiver from our lenders.

As a result of the conditions described above, we have engaged advisors to assist with management’s plans to evaluate several alternatives, including seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under applicable bankruptcy laws.  Management is also evaluating various alternatives to improve our liquidity, including but not limited to, lease concessions and deferrals, further reductions of operating and capital expenditures, and raising additional capital.  However, there can be no assurances that we will be able to successfully restructure our indebtedness or improve our financial position and liquidity.  Management’s plans are not yet finalized and are subject to numerous uncertainties including negotiations with our lenders and conditions in the credit and capital markets.

Furthermore, although management’s projections indicate non-compliance with the fixed charge coverage ratio beginning in the fourth quarter of fiscal 2020, it is likely that we will pursue a reorganization under applicable bankruptcy laws prior to the occurrence of such non-compliance or well in advance of such date, possibly as soon as during the third quarter of fiscal 2020.  Should we reorganize under applicable bankruptcy laws, there will likely not be any value distributed to our shareholders and our shares could be cancelled for no consideration.

Supplemental Guarantor Financial Information

Men’s Wearhouse (the “Issuer”) issued $600.0 million in aggregate principal amount of 7.00% Senior Notes.  See Note 6 of the notes to the condensed consolidated financial statements for a description of the terms and conditions of the Senior Notes.  The Senior Notes are guaranteed on an unsecured basis by Tailored Brands, Inc. (the “Parent”) and each of our U.S. subsidiaries (the “Subsidiary Guarantors” and together with the Parent, the “Guarantors”).  The Senior Notes and the related guarantees are senior unsecured obligations of the Issuer and the Guarantors, respectively, and will rank equally with all of the Issuer’s and each Guarantor’s present and future senior indebtedness.  Our foreign subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the Senior Notes.  Each of the Subsidiary Guarantors is directly or indirectly 100% owned and all guarantees are joint and several.  In addition, the guarantees are full and unconditional except for certain automatic release provisions related to the Guarantors.

These automatic release provisions are considered customary and include the sale or other disposition of all or substantially all of the assets or all of the capital stock of any Subsidiary Guarantor, the release or discharge of a Guarantor’s guarantee of the obligations under the Term Loan other than a release or discharge through payment thereon, the designation in accordance with the Indenture of a Subsidiary Guarantor as an unrestricted subsidiary or the satisfaction of the requirements for defeasance or discharge of the Senior Notes as provided for in the Indenture.

The following tables present summarized information for the Parent, Issuer and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent, Issuer and Subsidiary Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor.  Amounts due from the Non-Guarantors are disclosed separately.

	May 2,	February 1,
	2020	2020
Summarized Balance Sheet
Total current assets(1)	$1,021,978	$665,523
Noncurrent assets(2)	1,258,212	1,477,131

Total current liabilities	$2,055,800	$534,765
Noncurrent liabilities	697,433	1,832,218

(1)	Includes $57.6 million and $47.9 million as of May 2, 2020 and February 1, 2020, respectively, due from Non-Guarantors.
(2)	Includes $3.3 million and $3.6 million as of May 2, 2020 and February 1, 2020, respectively, due from Non-Guarantors.

	For the Three Months Ended May 2, 2020	For the Fiscal Year Ended February 1, 2020
Summarized Statement of Earnings
Net sales	$271,359	$2,680,327
Gross margin	28,940	1,087,152
Net (loss) earnings from continuing operations	(247,981)	2,770
Net loss	$(247,981)	$(104,873)

In addition, we rely on our subsidiaries to generate cash. Accordingly, repayment of our indebtedness, is dependent, to a certain extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise.  Each of our subsidiaries are distinct legal entities and they do not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose (other than the Subsidiary Guarantors in connection with their guarantees) or other obligations in the form of loans, distributions or otherwise.  Other than as described herein, there are no material restrictions on transfers of cash to the Guarantors that may affect payment of amounts due under the Senior Notes.

Contractual Obligations

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 except for as noted below.  As discussed in Note 1, there is substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.   As we have determined it is not probable that we will make the interest payment on our Senior Notes described in Note 1, all debt has been reclassified to current on the condensed consolidated balance sheets as of May 2, 2020. See Note 6 and “Liquidity and Financial Resources” for additional information.

In addition, in conjunction with the sale of the Joseph Abboud trademarks, we entered into a licensing agreement for the exclusive rights to sell and rent Joseph Abboud branded apparel and related merchandise in the U.S. and Canada.  The licensing agreement has an initial term of five years and minimum contractual obligations for royalty payments over the initial term totaling $92.5 million.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires the appropriate application of accounting policies in accordance with generally accepted accounting principles.  In many instances, this also requires management to make estimates and assumptions about future events that affect the amounts and disclosures included in our financial statements.  We base our estimates on historical experience and various assumptions that we believe are reasonable under our current business model.  However, because future events and conditions and their effects cannot be determined with certainty, actual results will differ from our estimates and such differences could be material to our financial statements.  There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 except as described below:

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. Such events or circumstances could include, but are not limited to, new significant negative industry or economic trends, unanticipated changes in the competitive environment, decisions to significantly modify or dispose of operations and a significant sustained decline in the market price of our stock.  As of February 1, 2020, goodwill totaled $79.3 million, with $58.3 million allocated to our Men’s Wearhouse reporting unit and $21.0 million allocated to our Moores reporting unit.

During the first quarter of 2020, we determined that a triggering event occurred as we concluded that the length of time that the market price of our common stock had been depressed constituted a significant sustained decline in our market capitalization.  In addition, the impact of COVID-19 on our sales, profitability and cash flows resulted in a reduction to our operating forecasts reflecting the uncertainty of the current environment.  As a result, we performed an interim goodwill impairment test. We concluded that goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $78.0 million during the first quarter of 2020.

Consistent with the procedures followed in our annual impairment test, we estimated the fair values of each of our reporting units using a combined income and market comparable approach.  Our income approach uses projected future cash flows that are discounted using a weighted-average cost of capital analysis that reflects current market conditions.  The market comparable approach primarily considers earnings and other multiples of comparable companies and applies those multiples to certain key drivers of the reporting unit.  We believe these two approaches are appropriate valuation techniques and we weighted the two approaches equally as an estimate of reporting unit fair value for the purposes of our impairment testing.

Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Critical assumptions used in the interim impairment test included:

●	The potential future cash flows of the reporting unit. The income approach relies on the timing and estimates of future cash flows. The projections use management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, gross margin and expense (all Level 3 inputs in the fair value hierarchy). During the first quarter of 2020, our estimates of the potential future cash flows for our reporting units were significantly reduced reflecting the impact of COVID-19.

●	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The weighted-average cost of capital used to discount the cash flows for the interim goodwill impairment test was 10.0% for the Men’s Wearhouse reporting unit and 10.5% for the Moores reporting unit, which are 100 and 50 basis points, respectively, higher than the last annual test, reflecting the increasing uncertainty surrounding the current market as of result of COVID-19.
●	Selection of comparable companies within the industry. The determination of the market comparable involves a degree of judgment. Historically, for purposes of the market comparable approach, valuations were determined by calculating average earnings multiples of relevant key drivers from a group of companies that are comparable to the reporting unit being tested and applying those earnings multiples to the key drivers of the reporting unit. For the interim goodwill impairment test, based on our estimates of the future cash flows of the reporting units, we determined that revenue multiples should also be used for the market comparable approach. For the Men’s Wearhouse reporting unit, a revenue multiple of 0.2 and an earnings multiple of 2.2 were used. For the Moores reporting unit, a revenue multiple of 0.2 was used. The decrease in the market multiples of comparable companies within the industry also primarily reflects the impact of COVID-19 and an increasingly uncertain environment.
●	Reconciliation of the total fair values of our reporting units to our market capitalization. After completing an estimate of the fair value of each reporting unit, we also compared the total fair value of all of our reporting units to our market capitalization, including consideration of a control premium. As a result of the significant sustained decline in our market capitalization, the implied control premium identified in this reconciliation process was not within a reasonable range.

In addition, during the first quarter of 2020, based on the impact of COVID-19 on the performance of the Jos. A. Bank brand, we determined that a triggering event occurred related to our Jos. A. Bank tradename, an indefinite-lived intangible asset.  As a result, we completed an interim impairment test, which resulted in a non-cash impairment charge of $89.9 million.  As of May 2, 2020, the book value of the Jos. A. Bank tradename is $23.3 million.

We estimated the fair value of the Jos. A. Bank tradename based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  For the interim impairment test, our estimates of the revenues and profitability associated with the Jos. A. Bank brand were significantly reduced, primarily reflecting the impact of COVID-19.  In addition, we reduced the royalty rate used to estimate the fair value of the Jos. A. Bank tradename to 0.5%, reflecting the impact of the uncertain environment resulting from COVID-19. The weighted-average cost of capital used to discount the cash flows for the interim goodwill impairment test was 14.0%, which is 100 basis points higher than the last annual test, also reflecting the increasing uncertainty resulting from COVID-19.

If events or circumstances change that would more likely than not reduce the fair value of our Jos. A. Bank tradename including store rationalization decisions (as described in Note 19), we may be required to record additional impairment charges, which could have a material effect on our results of operations and financial condition. The following table highlights the potential impairment charge related to changes in certain key assumptions used in determining the fair value of the Jos. A. Bank tradename, assuming all other assumptions remain constant:

Potential
Impairment
Charges
(Dollars in millions)
25 basis point decrease in the royalty rate	$9.8
100 basis point increase in the discount rate	$1.7
10% decrease in sales	$2.0

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, operating lease right-of-use assets and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. See Note 16 to the condensed consolidated financial statements for additional information.

Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. Estimating future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales, costs and useful lives of assets. Significant judgment is also involved in selecting the appropriate discount rate to be applied in determining the estimated fair value of an asset. Changes to our assumptions related to future performance, store rationalization decisions (as described in Note 19), market conditions and other economic factors (including the impact of COVID-19) can significantly impact our impairment evaluation and may result in future impairment charges, which could have a material effect on our results of operations and financial condition.

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

As discussed in Note 6 and Note 17 of the notes to the condensed consolidated financial statements, we have undertaken steps to mitigate our exposure to changes in interest rates on our Term Loan.  As of May 2, 2020, 80% of the variable interest rate under the Term Loan has been converted to a fixed rate.  At May 2, 2020, the effect of one percentage point change in interest rates would result in an approximate $1.7 million change in annual interest expense on our Term Loan.

In addition, borrowings under our ABL Facility bear a floating rate of interest.  As of May 2, 2020, the outstanding borrowings under the ABL Facility were $385.0 million.  At May 2, 2020, the effect of a one percentage point change in interest rates would result in an approximate $3.9 million change in annual interest expense on our ABL borrowings.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal first quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 18 of the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.  Many of the risk factors described in our most recent Annual Report on Form 10-K are, and will continue to be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment and discretionary consumer spending.  Otherwise, there has not been a material change to the risk factors set forth therein, except for the following discussion which supplements and/or update risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020:

We have determined that there is substantial doubt about our ability to continue as a going concern. Although we are evaluating several alternatives, it is likely that we will pursue a reorganization under applicable bankruptcy laws, possibly as soon as during the third quarter of fiscal 2020, which begins on August 2, 2020.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about a company’s ability to continue as a going concern within one year after the date the financial statements are issued.  In making its assessment, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and obligations due over the next twelve months.

Like many other retailers, the novel coronavirus (“COVID-19”) has had a significant impact on our business and results of operations.  We have considered the projected impact of COVID-19 on our cash flows and analyzed our future compliance with the financial covenants under our ABL Facility, including an additional discretionary reserve imposed against our borrowing base, as described in Note 19, and based on such projections and analysis, we will not remain in compliance with the fixed charge coverage ratio covenant under the ABL Facility beginning in the fourth quarter of fiscal 2020.  If we violate this covenant and are unable to obtain an amendment or waiver from our lenders, we will be in default under the ABL Facility and our debt could be accelerated by the lenders under the ABL Facility. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under the ABL Facility would result in a default under, and could result in the acceleration of, our other indebtedness unless we are able to obtain an amendment or waiver from our lenders.

In addition, we elected not to make the approximate $6.1 million interest payment due and payable on July 1, 2020, with respect to our Senior Notes and, as such, have entered into the 30-day grace period with respect to this interest payment. During the grace period, we may elect to pay the interest and thereby remain in compliance with the provisions of our Senior Notes.  If an event of default under the indenture governing the Senior Notes occurs as a result of such non-payment, it would result in a cross-event of default under both the Company’s term loan facility and the ABL Facility unless we are able to obtain an amendment or waiver from our lenders.  As of the date of this filing, we have determined it is not probable that we will make the approximate $6.1 million interest payment; however, we may decide to make the interest payment prior to expiration of the grace period.

Absent obtaining a waiver from our lenders or negotiating an agreement to avoid acceleration of our indebtedness, we will be in default on all of our indebtedness and we do not have sufficient liquidity to repay the amounts due under our indebtedness, consisting of our term loan, Senior Notes and ABL Facility.  Furthermore, our current forecast for our financial condition and liquidity sources also raises doubt as to our ability to meet other obligations, including interest payments related to our indebtedness and operating lease obligations over the next twelve months.  These conditions raise substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.

If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. We may not be able to obtain new financing on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

Furthermore, over the last several months, both Standard & Poor’s Rating Service and Moody’s Investor Service have downgraded their credit ratings for the Company.  These downgrades, and any future reductions in our credit ratings, could result in reduced access to the credit and capital markets.  As a result of these actions, we believe our current ability to access the credit and capital market is significantly limited.

As a result of the conditions described above, we have engaged advisors to assist with management’s plans to evaluate several alternatives, including seeking a restructuring, amendment or refinancing of our debt through a private restructuring or reorganization under applicable bankruptcy laws.  Management is also evaluating various alternatives to improve our liquidity, including but not limited to, lease concessions and deferrals, further reductions of operating and capital expenditures, and raising additional capital.  However, there can be no assurances that we will be able to successfully restructure our indebtedness or improve our financial position and liquidity.  Management’s plans are not yet finalized and are subject to numerous uncertainties including negotiations with our lenders and conditions in the credit and capital markets.  As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

Furthermore, although management’s projections indicate non-compliance with the fixed charge coverage ratio beginning in the fourth quarter of fiscal 2020, it is likely that we will pursue a reorganization under applicable bankruptcy laws prior to the occurrence of such non-compliance or well in advance of such date, possibly as soon as during the third quarter of fiscal 2020.  Should we reorganize under applicable bankruptcy laws, there will likely not be any value distributed to our shareholders and our shares could be cancelled for no consideration.

Doubts regarding our ability to continue as a going concern could have an adverse impact on our relationships with customers, vendors, suppliers, landlords, employees, and others, which in turn could materially adversely affect our business, results of operations and financial condition.

Doubts regarding our ability to continue as a going concern could result in the further loss of confidence by customers, vendors, suppliers, landlords, employees and others, which in turn could materially adversely affect our business, results of operations and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers. Some landlords may refuse to lease sites to us or to renew existing store leases in light of the uncertainty regarding our ability to continue as a going concern. We depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer. Doubts regarding our ability to continue as a going concern may adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise may have a material adverse impact our cash flows, results of operations and financial condition.

Our business continues to be adversely affected by the recent coronavirus outbreak.

As described in our most recent Annual Report on Form 10-K, the U.S. and other countries are experiencing a major global health pandemic related to COVID-19, which has adversely impacted, and will continue to adversely impact, our operations in a number of ways, including supply chain disruptions, temporary or permanent store closures, reduced traffic to our stores when they reopen, cancellations of large gatherings such as proms and weddings, and disruptions to our employees working at our stores, distribution centers and offices.

In addition to the risks described in our most recent Annual Report on Form 10-K, we note the following additional risks related to COVID-19:

●	As we begin to reopen stores and other corporate facilities, we must develop and communicate new and/or modified health and safety procedures that comply with local, state and federal guidelines. These guidelines include, but are not limited to: testing, contact tracing, cleaning and disinfecting, training, social distancing, and travel restrictions. Further, we must ensure appropriate Personal Protective Equipment (“PPE”) and sanitation supplies are available, which will increase costs to our business. Failing to follow health & safety guidelines, including providing necessary PPE and sanitation supplies, may subject us to legal, operational, reputational and financial risks.

While we have taken measures to adhere to these health and safety procedures, the unpredictable nature of COVID-19 may result in unexpected outcomes.  For example, whether there is a “second wave” or additional periods of increases in the number of COVID-19 cases in future periods may impact areas in which we operate.  A future outbreak in our stores, distribution center, or corporate headquarters could result in temporary closure of these facilities.  Inadequate response by us, perceived or otherwise, could impact our results of operations, our reputation, and/or our ability to retain and motivate our current employees.

●	During the first quarter of 2020, we notified our vendors that due to the impact of COVID-19, we are extending payment terms by 90 days until further notice and additional extension of payment terms for certain vendors may be contemplated. As a result, we may experience business interruptions with vendors who refuse to provide goods and services until such payments have been made. These actions may subject us to legal, operational, reputational and financial risks.

●	During the first quarter of fiscal 2020, we suspended rent payments under our operating leases for April and May and negotiated rent deferrals for a majority of our stores, with repayment of such deferred amounts at later dates, beginning at the end of 2020 into 2021. There can be no assurance that our landlords will agree to rent deferrals and we expect to continue to explore and take these and similar actions with respect to our landlords, which may subject us to legal, operational, reputational and financial risks.
●	Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity and customer service. As a result of the temporary closure of our stores and the furlough/temporary layoff of employees, we were unable to provide our typical level of high quality customer service, which may result in decreased customer demand for our merchandise or customers switching to our competitors. Damage to our reputation or loss of consumer confidence in our brands may have a material impact on our results of operations, as we all require additional time and resources to rebuild our reputation.

●	As a result of our decision to furlough/temporarily layoff a significant portion of our employees across the organization and should the furlough/temporary layoff period continue for an extended period of time, it may become more difficult to ensure that employees return from furlough/temporary layoff, or that employees are willing to return to work for the Company. As a result, we may experience disruptions in our business operations including maintaining an effective structure of internal control over financial reporting.

●	Our success depends upon the personal efforts and abilities of our management team and other key employees, including our customer facing employees. The impact of COVID-19 on the retail sector and the Company’s overall performance impacts our ability to retain and motivate our current employees and attract talented new employees. Failure to attract and retain key employees may have a material adverse impact on our results of operations.

War, acts of terrorism, civil unrest, civil disobedience, public health crises, or weather catastrophes could have a material adverse effect on our business.

In the event of war, acts of terrorism or the threat of terrorist attacks, regional or national civil unrest or acts of civil disobedience, public health crises, or weather catastrophes, consumer spending could significantly decrease for a sustained period. In addition, the Company, local authorities, or shopping center management could close stores, distribution centers or corporate offices in response to any immediate safety or security concerns, public health concern or weather catastrophe such as hurricanes, floods, wildfires, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, regional or national civil unrest or acts of civil disobedience, public health crises or a weather catastrophe could severely and adversely affect our stores, offices, distribution centers, or our entire supply chain.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our common shares.

On July 22, 2020, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that we are no longer in compliance with the NYSE continued listing standards set forth in (i) Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which prohibits the average global market capitalization of listed companies over a consecutive 30 trading-day period from being less than $50,000,000 at the same time stockholders’ equity is less than $50,000,000; and (ii) Section 802.01C of the Manual, which requires listed companies to maintain an average closing share price of at least $1.00 over a consecutive 30 trading-day period.  As noted in the Notice, as of July 17, 2020, the 30 trading-day average closing price of our common shares was $0.97 per share, the 30 trading-day average global market capitalization was approximately $47.2 million and its last reported stockholders’ equity was approximately ($98.3) million as of February 1, 2020.

In accordance with Section 802.02 of the NYSE Listed Company Manual (the “Manual”), we have ten business days from receipt of the Notice to confirm to the NYSE receipt of the Notice and our intent to cure the deficiencies.  Under NYSE rules, we may cure the deficiency and regain compliance during the 18-month period following receipt of the Notice.  If we fail to regain compliance with Sections 802.01B and 802.01C during the cure period, its common stock will be subject to the NYSE’s suspension and delisting procedures.

No assurance can be given that we will be able to regain compliance with these requirements or maintain compliance with the other continued listing requirements set forth in the Manual. Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

4.1	—	Statement of Designations of Series A Preferred Stock of Tailored Brands, Inc. (included as Exhibit 3.1).
4.2	—

Rights Agreement, dated as of March 30, 2020, between Tailored Brands, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2020).

10.1	—

Tailored Brands, Inc. 2016 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A relating to the 2020 Annual Meeting of Shareholders of the Company filed with the Commission on May 14, 2020 (File No. 1-16097).

22	—	List of Guarantor Subsidiaries (filed herewith).
31.1	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith).
31.2	—	Certification of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith).
32.1	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (furnished herewith). †
32.2	—	Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (furnished herewith). †
101.1	—

The following financial information from Tailored Brands, Inc.’s Quarterly Report on Form 10-Q for the three months ended May 2, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of (Loss) Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Shareholders’ (Deficit) Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Inline XBRL (included within Exhibit 101).
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

Dated: July 27, 2020	TAILORED BRANDS, INC.

	By	/s/ JACK P. CALANDRA
Jack P. Calandra
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)